Form 10-Q
period 1996-06-30
JSB FINANCIAL INC
filed 1996-08-12
CIK 861499

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                      COMMISSION FILE NUMBER 0-18620

                                 JSB FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED ON ITS CHARTER)


                        DELAWARE                  11-3000874
            (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)

                      303 MERRICK ROAD, LYNBROOK, NEW YORK  11563
                        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     (516) 887-7000
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] YES       [ ] NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                         OUTSTANDING AT AUGUST 6, 1996
- - ---------------------                         -----------------------------
   $.01 PAR VALUE                                        9,768,482

                                        INDEX

                            PART I - FINANCIAL INFORMATION


                                                                 Page
                                                                Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
         at June 30, 1996 and December 31, 1995                   3

         Consolidated Statements of Income for the Three
         Months and Six Months Ended June 30, 1996
         and June 30, 1995                                        4

         Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1996
         and June 30, 1995                                       5- 6

         Notes to Consolidated Financial Statements              7-11

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         12-19



                       PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                       20

ITEM 2.  Changes in Securities                                   20

ITEM 3.  Defaults Upon Senior Securities                         20

ITEM 4.  Submission of Matters to a Vote of Security Holders     20-21

ITEM 5.  Other Information                                       21

ITEM 6.  Exhibits and Reports on Form 8-K                        21

         Signatures                                              22



                              JSB FINANCIAL, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    JUNE 30,   DECEMBER 31,
                                                                     1996          1995

ASSETS
Cash and due from banks .......................................... $   12,736   $   14,893
Federal funds sold ...............................................     54,000       71,000
                                                                   ----------    ---------
     Cash and cash equivalents ...................................     66,736       85,893

Securities available-for-sale, at estimated fair value ...........     43,661       40,071
Securities held-to-maturity, net (estimated fair value of
 $536,401 and $593,991, respectively) ............................    536,411      592,060
Other investments ................................................      6,859        6,302
Mortgage loans, net ..............................................    795,674      739,037
Other loans, net .................................................     28,319       29,208
Premises and equipment, net ......................................     16,592       15,157
Interest due and accrued .........................................     12,391       12,907
Real estate held for investment, net .............................      6,014        6,395
Real estate held for sale and Other real estate ("ORE") ..........      6,557        7,314
Claims receivable, net ...........................................      4,083        8,165
Other assets .....................................................      2,763        2,686
                                                                   ----------   ----------
             Total Assets ........................................ $1,526,060   $1,545,195
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors ................................................ $1,164,424   $1,163,446
Advance payments for real estate taxes and insurance .............     11,462        8,231
Official bank checks outstanding .................................      7,032       24,392
Accrued expenses and other liabilities ...........................     10,425        9,019
                                                                   ----------   ----------
              Total Liabilities ..................................  1,193,343    1,205,088
                                                                   ----------   ----------


Commitments and Contingencies (See Notes 5 and 6.)

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued) ....................................................       -            -
Common stock ($.01 par value, 30,000,000 shares authorized;
 16,000,000 issued; 10,051,904 and 10,504,775 outstanding,
 respectively) ...................................................        160          160
Additional paid-in capital .......................................    163,078      162,566
Retained income, substantially restricted ........................    282,137      276,317
Net unrealized gain on securities available-for-sale, net of tax .     17,709       15,750
Common stock held by Benefit Restoration Plan Trust, at cost
 (166,848 shares) ................................................     (3,270)      (3,270)
Common stock held in treasury, at cost (5,948,096 and 5,495,225
 shares, respectively) ...........................................   (127,097)    (111,416)
                                                                   ----------   ----------
              Total Stockholders' Equity .........................    332,717      340,107
                                                                   ----------   ----------
              Total Liabilities and Stockholders' Equity ......... $1,526,060   $1,545,195
                                                                   ==========   ==========






See accompanying Notes to the unaudited consolidated financial statements.


                              JSB FINANCIAL, INC. AND SUBSIDIARY
                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      1996      1995        1996     1995
Interest Income
Mortgage loans, net ................................ $17,131   $16,015   $33,882   $31,855
Debt & equity securities, net ......................   5,796     7,031    12,085    13,553
Collateralized mortgage obligations, net ("CMOs") ..   2,484     2,399     4,800     5,529
Other loans, net ...................................     552       627     1,094     1,195
Mortgage-backed securities, net ("MBS").............     191       249       397       515
Federal funds sold .................................     804       729     1,605     1,123
                                                     -------   -------   -------   -------
  Total Interest Income ............................  26,958    27,050    53,863    53,770
                                                     -------   -------   -------   -------

Interest Expense
Deposits ...........................................  10,041    10,293    20,188    20,048
                                                     -------   -------   -------   -------
  Net Interest Income .............................   16,917    16,757    33,675    33,722
Provision for Possible Loan Losses .................     160       159       321       315
Provision for Possible Other Losses ................    -        2,040      -        2,040
                                                     -------   -------   -------   -------
 Net Interest Income After Provision for
  Possible Credit Losses ...........................  16,757    14,558    33,354    31,367
                                                     -------   --------  -------   -------

Non-Interest Income
Real estate operations, net ........................     444       354       821       486
Loan fees and service charges ......................     641       574     1,512     1,153
Income on loaned securities ........................      21        13        31        34
Miscellaneous income/(loss) ........................      29       100       (14)      182
                                                     -------   -------   -------   -------
  Total Non-Interest Income ........................   1,135     1,041     2,350     1,855
                                                     -------   -------   -------   -------

Non- Interest Expense
Compensation and benefits ..........................   4,151     4,434     8,230     8,673
Occupancy and equipment expenses, net ..............   1,204     1,195     2,602     2,433
Federal deposit insurance premiums .................    -          717         1     1,434
Advertising ........................................     294       291       579       573
ORE (income)/expense, net of provisions ............    (790)       60      (818)      113
Other general and administrative ...................   1,203     1,283     2,734     2,525
                                                     -------   -------   -------   -------
  Total Non-Interest Expense .......................   6,062     7,980    13,328    15,751
                                                     -------   -------   -------   -------
Income Before Provision for Income Taxes ...........  11,830     7,619    22,376    17,471
Provision for Income Taxes .........................   5,032     3,228     9,500     7,473
                                                     -------   -------   -------   -------

Net Income ......................................... $ 6,798   $ 4,391   $12,876   $ 9,998
                                                     =======   =======   =======   =======

Earnings and Cash Dividends Per Share:
  Earnings per common and common equivalent share ..   $ .63     $ .39     $1.19    $ .89
                                                       =====     =====     =====    =====
  Earnings Per Share Assuming Full Dilution ........    N/A       N/A      $1.19    $ .89
                                                                           =====    =====

  Cash Dividends ...................................   $ .30     $ .25     $ .60    $ .50
                                                       =====     =====     =====    =====

Weighted Average Number of Shares and Share
 Equivalents Outstanding - Primary ................   10,744    11,172    10,811   11,183
                                                      ======    ======    ======   ======

Weighted Average Number of Shares and Share
 Equivalents Outstanding - Fully Diluted ..........     N/A       N/A     10,814   11,183
                                                                          ======   ======

   See accompanying Notes to the unaudited consolidated financial statements.


                             JSB FINANCIAL, INC. AND SUBSIDIARY
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                         1996    1995
Cash flows from operating activities
Net income ........................................................  $ 12,876  $  9,998
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses ................................       321       315
Provision for possible other losses ...............................      -        2,040
Loss on Nationar capital stock ....................................      -           38
Gain on sale from redemption of common stock ......................        (4)     -
Decrease in deferred loan fees and discounts, net .................      (283)     (326)
Accretion of discount (in excess of) less than amortization
 of premium on MBS and CMOs .......................................      (249)      338
Accretion of discount in excess of amortization of
 premium on debt securities .......................................      (101)     (131)
Depreciation and amortization on premises and equipment ...........       914       979
Mortgages loans originated for sale ...............................      (339)     (815)
Proceeds from sale of mortgage loans originated for sale ..........       342       830
Gains on sale of mortgage loans ...................................        (3)      (15)
Gain on sale of student loans .....................................        (6)       (7)
Earned portion of Bank Recognition and Retention Plans stock ......      -          675
Tax benefit for stock plans credited to capital ...................       430     1,360
Decrease in interest due and accrued ..............................       516       369
Transfer of federal funds sold to Nationar to claims receivable ...      -      (10,200)
Payments received against Nationar claims .........................     4,082      -
Gain on sale of other real estate .................................      (705)     -
(Decrease) increase in official bank checks outstanding ...........   (17,360)    4,808
Other .............................................................      (164)   (1,618)
                                                                     --------  --------
  Net cash provided by operating activities .......................       267     8,638
                                                                     --------  --------

Net cash flow from investing activities Loans originated:
  Mortgage loans ..................................................   (79,363)  (19,739)
  Other loans .....................................................   ( 8,724)  (13,971)
Purchases of CMOs held-to-maturity ................................   (93,500)  (14,381)
Purchases of debt securities held-to-maturity and securities available-for-sale ...............................................  (229,900) (180,021)
Principal payments on:
  Mortgage loans ..................................................    21,118     7,286
  Other loans .....................................................     9,429    11,794
  CMOs ............................................................    53,184   139,631
  MBS .............................................................     1,147     1,261
Proceeds from maturities of securities held-to-maturity ...........   325,000   130,000
Proceeds from sale of student loans ...............................       239       487
Purchases of Federal Home Loan Bank stock .........................      (558)     (188)
Proceeds from sale of common stock ................................        19      -
Purchases of premises and equipment, net of disposals .............    (2,349)   (1,192)
Net decrease in real estate held for investment ...................       381       235
Proceeds from sale of ORE .........................................     2,225      -
Net decrease in investment in real estate held for sale ...........       757       682
                                                                     --------  --------
  Net cash (used) provided by investing activities ................      (895)   61,884
                                                                     --------  --------

                                                                    (Continued)



                              JSB FINANCIAL, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                        (IN THOUSANDS)



                                                                       SIX MONTHS ENDED
                                                                           June 30,
                                                                         1996    1995

Net cash flow from financing activities
Net increase (decrease) in due to depositors ......................       978   (35,678)
Increase in advance payments for real estate taxes and insurance ..     3,231     1,738
Proceeds from common stock option exercises .......................       780       738
Cash dividends paid to common stockholders ........................    (6,228)   (5,334)
Payments to repurchase common stock ...............................   (17,290)   (4,645)
                                                                     --------  --------
  Net cash used by financing activities ...........................   (18,529)  (43,181)
                                                                     --------  --------

(Decrease) increase in cash and cash equivalents ..................   (19,157)   27,341
Cash and cash equivalents at beginning of year ....................    85,893    45,295
                                                                     --------  --------
Cash and cash equivalents at end of quarter .......................  $ 66,736  $ 72,636
                                                                     ========  ========


































    See accompanying Notes to the unaudited consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The financial information is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis materially consistent with those reflected in the 1995 Annual Report filed with the Securities and Exchange Commission, except as described in Note 2 below. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1995, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1995. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. (the "Company") for the year ended December 31, 1995.

2.  Adoption of Accounting Standards

(a) In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans.

     Statement 123 established a fair value based method of accounting for stock-based compensation arrangements with employees rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion 25 ("Opinion 25"). Statement 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. While the Statement 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, entities may opt to continue to use the method prescribed by Opinion 25. Entities not adopting the fair value method under Statement 123 are required to present pro forma net income and earnings per share, in the notes to the financial statements, as if the fair value based method had been adopted.

     The accounting requirements of Statement 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. The disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995, or for any earlier fiscal year for which Statement 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure cost using the Opinion 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, need not be included in financial statements for that fiscal year but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later year. Management intends to provide the disclosures required by Statement 123 and continue to measure costs using the Opinion 25 method.

(b) In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). This statement requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     This Statement generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value of cost to sell.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("Statement 122"). Statement 122, (See Note 3.) amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" ("Statement 65"), to require that a company recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This statement also requires that a company assess its capitalized mortgage servicing rights for impairment based on an estimated fair value of those rights.

     Statements 121 and 122 are each effective for fiscal years beginning after December 15, 1995, applied prospectively. The adoption of Statements 121 and 122, effective January 1, 1996 had no material impact on the Company's financial condition or results of operations.

3.  Impact of New Accounting Standard Not Yet Adopted

     In June 1996, the FASB issued SFAS No, 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125"). Statement 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control.
Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in Statement 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledged collateral.

     Statement 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

     This Statement requires that a liability be derecognized if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or
(b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     This Statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring agreements, transfers of receivables with recourse and extinguishments of liabilities.

     This Statement supersedes FASB Statements No. 76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfer of Receivables with Recourse". Statement 125 amends Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. Statement 125 further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available for sale or trading under Statement 115, as amended by Statement 125. Statement 125 also amends and extends to all servicing assets and liabilities the accounting for mortgage servicing rights now in Statement 65, and supersedes Statement 122.

     Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

     The Company does not expect that the implementation of Statement 125 will have a material affect on its consolidated financial statements.

4.  Debt and Equity Securities

     The following tables set forth information regarding the Company's debt and equity securities as of:



                                                    June 30, 1996
                                               ----------------------

                                          Carrying Value/    Estimated Fair
                                          Amortized Cost         Value
                                          ----------------   --------------
                                                   (In Thousands)
          Held-to-Maturity
          ----------------
          U.S. Government and federal
           agency securities                  $344,829        $345,038

          CMOs                                 185,131         184,287

          MBS                                    6,451           7,076
                                              --------        --------

          Total Securities held-to-Maturity   $536,411        $536,401
                                              ========        ========

                                                              Carrying/
                                                                Fair
                                                Cost           Value
                                              --------       ---------
          Available-for-Sale                       (In Thousands)
          ------------------
          Equity securities:
           Common stock                      $ 11,121        $ 29,572
           SLMA* stock                              6           1,480
           FHLMC* stock                           576          12,569
           FNMA* stock                              2              40
                                             --------        --------
          Total equity securities            $ 11,705        $ 43,661
                                             ========        ========


* Student Loan Marketing Association ("SLMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA").

5.  Loss Contingency

     On February 6, 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. On that date, Jamaica Savings Bank FSB (the "Bank") had: Federal funds sold to Nationar of $10.0 million; demand accounts of $200,000 and $38,000 of Nationar capital stock. The Bank charged off the $38,000 of Nationar capital stock during the first quarter of 1995. In May 1995, management, in accordance with the Company's standard procedures for monitoring asset quality, established a $2.0 million, or 20.0% valuation allowance against the amount invested with Nationar.

     During the second quarter of 1996, the Superintendent made an initial distribution (i.e. dividend) from the Nationar estate. On June 27, 1996, the Bank received a payment of $4.1 million, representing 40.0% of the Bank's total accepted claims against the Nationar estate. The Nationar claims process is ongoing, and the Superintendent has, in the Fifth Interim Status Report on Nationar, dated July 17, 1996, stated that he expects to seek authority to distribute a second dividend from Nationar's estate before the end of 1996. Based upon the Fifth Interim Status Report, the Bank believes that a substantial portion of its remaining $6.1 million of accepted claims will be paid from the Nationar estate; however, the timing and amounts of such payments remains unknown. The $2.0 million valuation allowance established by the Bank will remain in effect, subject to adjustment depending upon the Bank's receipt of future dividends from the Nationar estate. Future adjustments to the allowance may be made as the claims process continues. The foregoing events will not have any material adverse effect on the Company's or the Bank's ability to meet their liquidity needs.

6.  Subsequent Events

     On July 9, 1996, the Company's Board of Directors declared a $.30 per share dividend on its common stock. The dividend is to be paid on August 21, 1996, to stockholders of record on August 7, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General/Financial Condition

     JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.53 billion at June 30, 1996, included assets totaling $1.45 billion owned by its wholly owned subsidiary, Jamaica Savings Bank FSB. In addition to the Bank's assets, the Company's earning assets were comprised of $53.1 million in money market investments deposited in the Bank, $50.0 million in short-term federal agency securities, and $15.3 million in mortgage loans secured by multi-family rental properties.

     At June 30, 1996, the Bank's non-performing assets, which totaled $19.0 million, included: non-performing loans of $14.2 million; claims receivable from Nationar (net of $2.0 million of allowances) of $4.1 million (see following discussion) and $770,000 of ORE. The $14.2 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. The ratio of non-performing assets to total assets was 1.25% and 1.50% at June 30, 1996 and December 31, 1995, respectively.

     The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, net of allowances, as well as any other investments on which the collection of principal and interest is uncertain. The ratio of non-performing loans to total loans was 1.70% and 1.78% at June 30, 1996 and December 31, 1995, respectively. During the second quarter of 1996, the Bank sold a 232 unit garden apartment that was acquired through foreclosure during the first quarter of 1996. The property, on which the Bank had previously held an $8.2 million mortgage, was sold for $8.9 million. The sale terms provided for the purchaser to make a down payment of $2.2 million in cash and the Bank originated a $6.7 million mortgage. The pretax gain of $705,000 includes the recovery of $529,000 of legal fees, expensed in prior periods, that were incurred in connection with acquiring title to the property.

     The net interest margin increased to 4.65% for the six months ended June 30, 1996, compared to 4.60% for the six months ended June 30, 1995. The interest rate spread for the year to date period ended June 30, 1996 increased to 3.87% from 3.85% for the same period in 1995.

Liquidity and Capital Resources

     The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgage and other loans. During the six months ended June 30, 1996, purchases of U.S. Government and agency securities represented the most significant use of funds from investing activities. Mortgage originations, substantially all of which are at fixed rates, increased for the six months ended 1996 to $79.4 million, from $19.7 million for the comparative period in 1995. The increase is primarily reflective of increased originations of multi-family mortgage loans during the first quarter of 1996. For the six months ended June 30, 1996, maturities of U.S. Government and agency securities and principal payments on CMOs generated the most significant cash inflow from investing activities. The $17.3 million used to make repurchases of the Company's common stock, represents the largest use of funds for financing activities, followed by dividend payments which totaled $6.2 million. The increase in dividend payments reflects the increase in dividends paid per share to $.60 for the first half of 1996, compared to $.50 per share for the first half of 1995. The deposit gains of $978,000 for the first half of 1996, reflects deposit increases of $4.7 million during the first quarter, followed by deposit outflows of $3.8 million during the second quarter. Management continues to monitor deposit levels and evaluate various strategies to maintain the Bank's deposit base.

     The net increase in deposits of $978,000 to $1.164 billion at June 30, 1996, from $1.163 billion at December 31, 1995, reflects, a $19.2 million increase in certificate accounts and a $982,000 increase in lease security accounts. These increases were substantially offset by decreases in passbook accounts, money market accounts, demand deposit accounts and negotiable order of withdrawal (NOW) accounts of $14.9 million, $2.3 million, $1.1 million and $900,000, respectively. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term investments, the effect of which is apparent in the deposit shifts from passbook accounts to short-term certificate accounts.

     On June 3, 1996, the Bank paid a cash dividend of $20.0 million to its parent, JSB Financial. This dividend, while having no impact on the consolidated financial statements of the Company, reduced the Bank's regulatory capital. The Bank continues to substantially exceed all current regulatory capital requirements. (See "Regulations" contained herein.)

     During the second quarter of 1996, the Company completed its ninth stock repurchase program and continued to repurchase shares of its common stock under its tenth stock repurchase program. Of the 900,000 shares targeted for repurchase under the current program, 100,900 had been repurchased during the quarter ended June 30, 1996. The Company repurchased a total of 530,900 shares of its common stock, at an aggregate cost of $17.3 million, or at an average price of $32.57 per share, during the six months ended June 30, 1996. Pursuant to the Company's 1990 stock option plans, 78,029 shares were reissued from treasury stock for option exercises.

     On April 9, 1996, the Company's Board of Directors declared a cash dividend of $.30 per share to stockholders of record on May 8, 1996. The dividend payment, which totaled $3.1 million, was made on May 22, 1996. A subsequent cash dividend of $.30 per share was declared on July 9, 1996, and is payable on August 21, 1996, to stockholders of record on August 7, 1996.

Regulations

     As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at June 30, 1996, were as follows:


                                                        Dollars
                                       Percentage    (In Thousands)
                                        ----------     ------------

      TANGIBLE CAPITAL
        Required                         1.50%         $ 21,643
        Actual                          12.37           178,434
                                        -----          --------
         Excess                         10.87%         $156,791
                                        =====          ========

      CORE CAPITAL
        Required                         3.00%         $ 43,286
        Actual                          12.37           178,434
                                        -----          --------
         Excess                          9.37%         $135,148
                                        =====          ========

      RISK BASED CAPITAL
        Required                         8.00%         $ 72,983
         Actual                         18.87           172,140
                                        -----          --------
          Excess                        10.87%         $ 99,157
                                        =====          ========

Comparison of Operating Results for the Three Months Ended
  June 30, 1996 and 1995

     Net income for the three months ended June 30, 1996, was $6.8 million, or $.63 per share, compared with $4.4 million, or $.39 per share for the three months ended June 30, 1995.

     Net interest income for the three months ended June 30, 1996, was $16.9 million, compared to $16.8 million for the three months ended June 30, 1995. This net increase reflects a $252,000 decrease in interest expense, partially offset by a $92,000 decrease in interest income. The annualized yield on interest earning assets was 7.41%, compared to 7.40%, for the quarters ended June 30, 1996 and 1995, respectively. The annualized cost of interest bearing deposits decreased slightly to 3.54% from 3.60% for the quarters ended June 30, 1996 and 1995, respectively. For the quarter ended June 30, 1996, the net interest rate spread and net interest margin were 3.87% and 4.65%, respectively, compared to 3.80% and 4.58%, respectively for the quarter ended June 30, 1995.

     Interest earned on mortgage loans increased by $1.1 million, or 7.0%, to $17.1 million from $16.0 million, reflecting continued growth in the mortgage portfolio, partially offset by a decrease in the yield to 8.73% for the quarter ended June 30, 1996, from 9.25% for the quarter ended June 30, 1995. During 1996, the Bank continued to sell one-to four-family mortgage loans, without recourse, to FNMA and the State of New York Mortgage Association ("SONYMA"). During the quarter ended June 30, 1996, the Bank sold $246,000 in mortgage loans, realizing a net gain of $2,000, compared to a sale of $93,000 during the quarter ended June 30, 1995, which resulted in a net gain of $6,000.

     For the three months ended June 30, 1996, income from debt and equity securities, net, decreased by $1.2 million, or 17.6%, to $5.8 million from $7.0 million for the three months ended June 30, 1995. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $69.3 million, or 15.0%, to $391.8 million, compared to $461.1 million for the three months ended June 30, 1995. The annualized yield on the debt and equity security portfolio decreased to 5.92% for the three months ended June 30, 1996 from 6.10% for the three months ended June 30, 1995. The debt and equity securities portfolio activity for the current period included purchases of $179.9 million and maturities of $215.0 million, compared with purchases of $100.0 million and maturities of $75.0 million for the quarter ended June 30, 1995. There were no sales of any securities from the "available-for-sale" portfolio for the comparative quarters.

     For the quarter ended June 30, 1996, income on CMOs increased by 3.5%, to $2.5 million, with an annualized yield of 5.46%, from income of $2.4 million with an annualized yield of 4.33% for the quarter ended June 30, 1995. During the second quarter of 1996, the Bank received principal payments of $30.3 million on CMOs, compared with $75.5 million for the quarter ended June 30, 1995. CMO purchases during the quarter ended June 30, 1996 totaled $26.9 million, compared to purchases of $14.4 million for the quarter ended June 30, 1995, as more CMOs meeting the Bank's investment guidelines became available on the secondary market. The Bank did not sell any CMOs during either period.

     Income on federal funds sold increased by $75,000, or 10.3% to $804,000 for the quarter ended June 30, 1996 from $729,000 for the quarter ended June 30, 1995. This increase resulted from an increase in the average investment in federal funds of $11.7 million to $60.8 million for the current period, compared with $49.1 million for the quarter ended June 30, 1995. This increase was partially offset by a decrease in the annualized yield on federal funds sold to 5.29% for the current quarter, compared to 5.94% for the quarter ended June 30, 1995.

     Interest expense decreased by 2.4%, to $10.0 million for the quarter ended June 30, 1996, compared to $10.3 million for the quarter ended June 30, 1995. This net decrease reflects the decrease in average interest bearing deposits of $7.5 million, to $1,135.0 million for the three months ended June 30, 1996, compared to $1,142.5 million for the three months ended June 30, 1995. The cost of interest bearing deposits decreased slightly to 3.54% from 3.60% from the comparative quarter.

     The provision for possible loan losses remained relatively unchanged. There were no provisions made for possible other losses, during the quarter ended June 30, 1996, compared to $2.0 million for the quarter ended June 30, 1995. (See
Note 5 to the Unaudited Consolidated Financial Statements.) Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of the loan loss allowances. Based upon management's assessments of the loan portfolios, no specific loss provisions were established during the current quarter.

     Total non-interest income for the three months ended June 30, 1996, increased to $1.1 million from $1.0 million, a net increase of $94,000, or 9.0%. The net change in non-interest income is comprised of: (1) a $90,000 increase from real estate operations related to the sale of cooperative apartments; (2) a $67,000 increase in loan fees and service charges resulting primarily from an increase in prepayment penalties and (3) a $71,000 decrease in miscellaneous income resulting primarily from a $68,000 real estate tax abatement refund received during the second quarter of 1995.

     During the three months ended June 30, 1996, the Bank recognized $10,000 in fee income related to credit cards. The amounts and timing of future fee income related to these credit cards remains uncertain, as this is a new product for the Bank. The credit card portfolio is owned and managed by an unrelated correspondent bank, which assumes the risk of any loss. Fee income generated by the New York Cash Exchange ("NYCE") increased by $13,000 for the three months ended June 30, 1996, related to increased transaction volume, compared to the same quarter in 1995. Effective June 26, 1996, the Bank began accepting, through NYCE, PLUS System Incorporated (issuer of PLUS cards) transactions and on June 28, 1996, Cirrus System Incorporated (issuer of Cirrus cards) transactions at all of the Bank's automated teller machines. Presently, the timing and amount of fee income that will be generated from accepting these transactions cannot be estimated.

     Non-interest expense decreased by $1.9 million, or 24.0%, to $6.1 million during the quarter ended June 30, 1996, from $8.0 million for the quarter ended June 30, 1995. ORE generated income of $790,000 for the three months ended June 30, 1996, verses an expense of $60,000 for the three months ended June 30, 1995. This income reflects a pretax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. The $705,000 gain includes recoveries of $529,000 for legal fees, expensed in prior periods, incurred in connection with the foreclosure process. Federal Deposit Insurance Corporation ("FDIC") premiums decreased by $717,000 for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. For 1996, it is expected that the Bank will pay $2,000 in FDIC premiums, the statutory minimum, provided the Bank Insurance Fund remains at its targeted capital level.

     The provision for income taxes increased by $1.8 million, or 55.9%, to $5.0 million for the three months ended June 30, 1996, from $3.2 million for the three months ended June 30, 1995. This increase is reflective of the increase in pretax income.

Comparison of Operating Results for the Six Months Ended
  June 30, 1996 and 1995

     Net income for the six months ended June 30, 1996, was $12.9 million, or $1.19 per share, compared with $10.0 million, or $.89 per share for the six months ended June 30, 1995.

     Net interest income for the six months ended June 30, 1996 and 1995, remained steady at $33.7 million. The annualized yield on interest earning assets increased to 7.43% from 7.33%, for the six months ended June 30, 1996 and 1995, respectively. The annualized cost of interest bearing deposits increased to 3.56% from 3.48% for the six months ended June 30, 1996 and 1995, respectively. For the year to date period ended June 30, 1996, the net interest rate spread and net interest margin were 3.87% and 4.65%, respectively, compared to 3.85% and 4.60%, respectively for the year to date period ended June 30, 1995.

     Income earned on mortgage loans increased by $2.0 million, or 6.4%, to $33.9 million for the six months ended June 30, 1996, compared to $31.9 million for the comparative 1995 period, reflecting continued growth in this portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.78% for the six months ended June 30, 1996, from 9.25% for the six months ended June 30, 1995. During 1996, the Bank continued to sell mortgage loans, without recourse, to FNMA and SONYMA. During the six months ended June 30, 1996, the Bank sold $339,000 in mortgage loans, realizing a net gain of $3,000, compared to sales of $815,000 during the six months ended June 30, 1995, which resulted in a net gain of $15,000.

     For the six months ended June 30, 1996, income on debt and equity securities, net, decreased by $1.5 million, or 10.8%, to $12.1 million from $13.6 million for the six months ended June 30, 1995. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $42.2 million, or 9.4%, to $406.1 million, compared to $448.3 million for the six months ended June 30, 1995. The annualized yield on the debt and equity security portfolio decreased to 5.95% from 6.05% for the comparative period, respectively. The debt and equity securities portfolio activity for the current period included purchases of $229.9 million and maturities of $325.0 million compared with purchases of $180.0 million and maturities of $130.0 million for the six months ended June 30, 1995.

     For the six months ended June 30, 1996, income on CMOs decreased by 13.2%, to $4.8 million, compared to $5.5 million for the six months ended June 30, 1995. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $78.4 million, or 30.9%, partially offset by an increase in the CMO portfolio yield to 5.47% from 4.36% for the comparative six month period. During the six months ended June 30, 1996, the Bank received principal payments of $53.2 million on CMOs, compared with $139.6 million for the six months ended June 30, 1995. CMO purchases during the first six months of 1996 totaled $93.5 million, compared to $14.4 million for the comparative 1995 period. During the current six month period, an increased number of CMOs meeting the Bank's investment guidelines became available on the secondary market.

     Income on federal funds sold increased by $482,000, or 42.9%, to $1.6 million for the six months ended June 30, 1996, from $1.1 million for the six months ended June 30, 1995. This increase resulted from an increase in the average investment in federal funds of $21.9 million, to $60.2 million for the current period, compared with $38.3 million for the six months ended June 30, 1995. This increase was partially offset by a decrease in the annualized yield on federal funds sold to 5.33% for the current six month period, compared to 5.87% for the six month period ended June 30, 1995.

     Interest expense increased by $140,000, to $20.2 million for the six months ended June 30, 1996, compared to $20.0 million for the six months ended June 30, 1995. This net increase reflects the impact of higher interest rates partially offset by lower deposit levels, during the comparative quarters. Average interest bearing deposits decreased by $17.1 million, or 1.5%, to $1,133.7 million for the six months ended June 30, 1996, compared to $1,150.8 million for the six months ended June 30, 1995. The cost of interest bearing deposits increased to 3.56% from 3.48% for the comparative six month periods.

     The provision for possible loan losses remained relatively unchanged at $321,000 for the six months ended June 30, 1996, compared to $315,000 for the same period in 1995. Management regularly evaluates the quality and performance of the mortgage and other loan portfolios, and thereby assesses the adequacy of the loan loss allowance. Based upon management's assessments of the loan portfolios, no specific loan loss provisions were considered necessary during the six months ended June 30, 1996.

     The six month period ended June 30, 1995, included a provision for possible other losses of $2.0 million; no such provision was made during the 1996 period. This specific provision, made during the 1995 period, reflects the valuation allowance established against the $10.0 million of federal funds sold to and the $200,000 cash on deposit with Nationar. (See Note 5 to the Unaudited Consolidated Financial Statements.)

     Total non-interest income for the six months ended June 30, 1996, increased to $2.4 million from $1.9 million, or 26.7%. The change in non-interest income is comprised of: (1) a $359,000 increase in loan fees and service charges resulting primarily from an increase in prepayment penalties on commercial mortgages; (2) a $335,000 increase from real estate operations related to the sale of cooperative apartments and (3) a $196,000 decrease in miscellaneous income, which is reflective of a non-recurring medical insurance premium refund of $130,000 received during the first quarter of 1995.

     To expand fee income, the Bank began a campaign during the fourth quarter of 1995 to issue Visa and MasterCard credit cards. During the six months ended June 30, 1996, the Bank recognized $23,000 in fee income related to these credit cards. The amounts and timing of future fee income related to credit cards remains uncertain, as this is a new product for the Bank. The credit card portfolio is owned and managed by an unrelated correspondent bank, which assumes the risk of any loss. Fee income generated by NYCE increased by $29,000 for the six months ended June 30, 1996, related to increased transaction volume, compared to the same quarter in 1995.

     Non-interest expense decreased by $2.4 million, or 15.4%, to $13.3 million for the first six months of 1996 compared to $15.7 million for the first six months of 1995. For 1996, it is expected that the Bank will pay $2,000 in FDIC premiums, the statutory minimum, provided the insurance fund remains at its targeted capital level. As a result, FDIC premiums decreased by $1.4 million for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. ORE generated income of $818,000 for the six months ended June 30, 1996, verses an expense of $113,000 for the six months ended June 30, 1995. This income reflects a pretax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. The $705,000 gain includes the recovery of $529,000 for legal fees, expensed in prior periods, that were incurred in connection with the foreclosure process. Compensation and benefits expense decreased by $443,000, to $8.2 million for the six months ended June 30, 1996, compared to $8.7 million for the comparative 1995 period. This decrease is primarily reflective of the $675,000 decrease in expense related to the Bank Recognition and Retention Plans, as the final distributions were allocated during June 1995. The $209,000 increase in other general and administrative expense is comprised primarily of increases in legal fees related to two properties that were under foreclosure during the six months ended June 30, 1996. The $169,000 increase in office occupancy and equipment expense, from $2.4 million to $2.6 million, reflects the impact of the renovations to the Company's headquarters. The renovations, which began during 1995, are continuing through 1996. The costs of the renovations will primarily be reflected through depreciation expense over the useful life of the improvements and assets. This is the first major renovation project since the building's completion in 1974.

     The provision for income taxes increased by $2.0 million, or 27.1%, to $9.5 million for the six months ended June 30, 1996 from $7.5 million for the six months ended June 30, 1995. This increase is reflective of the increase in pre-tax income.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal proceedings

         The Bank is a defendant in several lawsuits arising out of the normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these matters is not expected to have a material adverse effect on the Company's results of operations, business operations or the consolidated financial condition of the Company.

ITEM 2.  Changes in securities                                (Not Applicable)

ITEM 3.  Defaults upon Senior Securities                      (Not Applicable)

ITEM 4.  Submission of Matters to a Vote
          of Security Holders

          At the Annual Meeting of Stockholders held on May 14, 1996, present in person or by proxy were 9,304,517 of 10,331,611 shares of Common Stock of JSB Financial, Inc. entitled to vote at such meeting.

          Resolution I. All nominees to serve as a Director on the Company's Board were elected as follows*:

                                        For                   Withheld
                                    ------------            -------------
            Joseph C. Cantwell       8,907,620                 396,897
            James E. Gibbons, Jr.    8,952,570                 351,947
            Edward P. Henson         8,955,520                 348,997
            Paul R. Screvane         8,951,620                 352,897

          *There were no broker non-votes.

          The continuing directors were: Park T. Adikes, Joseph J. Blaine, Howard J. Dirkes Jr., Alfred F. Kelly, Richard W. Meyer and Arnold B. Pritcher.

          Resolution II. Ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors for the year ending December 31, 1996, as follows*:

                     For:  9,142,478
                 Against:    107,375
                 Abstain:     54,664

          *There were no broker non-votes.

          Resolution III. Approval of the JSB Financial, Inc., 1996 Stock Option Plan, as follows:

                     For:  5,248,738
                 Against:  2,260,688
                 Abstain:    202,420

          Broker non-votes totaled 1,592,671.

          Resolution IV. Stockholder proposal, as set forth in the proxy statement, as follows:

                     For:  1,569,278
                 Against:  5,695,065
                 Abstain:    322,443

          Broker non-votes totaled 1,717,731.

ITEM 5.  Other information                                    (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                   Page
                                                                  Number
                                                                  ------
    (a)  Exhibits

         3.01  Articles of Incorporation     (1)
         3.02  By-laws                       (2)
        11.00  Computation of Earnings Per Share                    24
        27.00  Financial Data Schedule                              25

    (b)  Reports on Form 8-K                                  (Not Applicable)





    (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.



    (2) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended June 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  JSB Financial, Inc.
                                  (By)





                             /s/  Park T. Adikes
                                  --------------
                                  Park T. Adikes
                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DATE:  August 9, 1996        /s/  Park T. Adikes
       --------------             --------------
                                  Chief Executive Officer



DATE:  August 9, 1996        /s/  Thomas R. Lehmann
       --------------             -----------------
                                  Thomas R. Lehmann
                                  Vice President
                                  Chief Financial Officer

                                Exhibit Index
                                -------------



      Exhibit No.               Identification of Exhibit
      -----------               -------------------------

        11.00                   Statement Re:  Computation of Per Share Earnings

        27.00                   Financial Data Schedule