Form 10-Q
period 1996-09-30
JSB FINANCIAL INC
filed 1996-11-13
CIK 861499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-18620

                               JSB FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED ON ITS CHARTER)


                               DELAWARE 11-3000874
                 STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       CLASS OF COMMON STOCK           OUTSTANDING AT NOVEMBER 8, 1996
          $.01 PAR VALUE                           9,778,430

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                  Page
                                                                 Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
         at September 30, 1996 and December 31, 1995               3

         Consolidated Statements of Income for the Three
         Months and Nine Months Ended September 30, 1996
         and September 30, 1995                                    4

         Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 1996
         and September 30, 1995                                   5- 6

         Notes to Consolidated Financial Statements               7-10

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          11-21



                       PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                        22

ITEM 2.  Changes in Securities                                    22

ITEM 3.  Defaults Upon Senior Securities                          22

ITEM 4.  Submission of Matters to a Vote of Security Holders      22

ITEM 5.  Other Information                                        22

ITEM 6.  Exhibits and Reports on Form 8-K                         22

         Signatures                                               23


                       JSB FINANCIAL, INC. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                     1996          1995
ASSETS
Cash and due from banks .......................................... $   14,090   $   14,893
Federal funds sold ...............................................     82,000       71,000
                                                                   ----------    ---------
     Cash and cash equivalents ...................................     96,090       85,893

Securities available-for-sale, at estimated fair value ...........     46,444       40,071
Securities held-to-maturity, net (estimated fair value of
 $483,351 and $593,991, respectively) ............................    482,674      592,060
Other investments ................................................      6,859        6,302
Mortgage loans, net ..............................................    810,044      739,037
Other loans, net .................................................     28,250       29,208
Premises and equipment, net ......................................     16,797       15,157
Interest due and accrued .........................................     10,262       12,907
Real estate held for investment, net .............................      6,148        6,395
Real estate held for sale and Other real estate ("ORE") ..........      6,021        7,314
Claims receivable, net ...........................................      4,083        8,165
Other assets .....................................................      5,158        2,686
                                                                   ----------   ----------
             Total Assets ........................................ $1,518,830   $1,545,195
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors ................................................ $1,151,039   $1,163,446
Advance payments for real estate taxes and insurance .............     15,560        8,231
Official bank checks outstanding .................................      6,802       24,392
Accrued expenses and other liabilities ...........................     17,371        9,019
                                                                   ----------   ----------
              Total Liabilities ..................................  1,190,772    1,205,088
                                                                   ----------   ----------


Commitments and Contingencies (See Notes 5 and 6.)

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued) ....................................................       -            -
Common stock ($.01 par value, 30,000,000 shares authorized;
 16,000,000 issued; 9,764,381 and 10,504,775 outstanding,
 respectively) ...................................................        160          160
Additional paid-in capital .......................................    163,330      162,566
Retained income, substantially restricted ........................    285,458      276,317
Net unrealized gain on securities available-for-sale, net of tax .     19,259       15,750
Common stock held by Benefit Restoration Plan Trust, at cost
 (166,848 shares) ................................................     (3,270)      (3,270)
Common stock held in treasury, at cost (6,235,619 and 5,495,225
 shares, respectively) ...........................................   (136,879)    (111,416)
                                                                   ----------   ----------
              Total Stockholders' Equity .........................    328,058      340,107
                                                                   ----------   ----------
              Total Liabilities and Stockholders' Equity ......... $1,518,830   $1,545,195
                                                                   ==========   ==========

See accompanying Notes to the unaudited consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                      1996      1995        1996     1995
Interest Income
Mortgage loans, net ................................ $17,553   $16,188   $51,435   $48,043
Debt & equity securities, net ......................   4,783     7,083    16,868    20,636
Collateralized mortgage obligations, net ("CMOs") ..   2,746     2,031     7,546     7,560
Other loans, net ...................................     523       539     1,617     1,734
Mortgage-backed securities, net ("MBS").............     177       234       574       749
Federal funds sold .................................   1,166       903     2,771     2,026
                                                     -------   -------   -------   -------
  Total Interest Income ............................  26,948    26,978    80,811    80,748
                                                     -------   -------   -------   -------

Interest Expense
Deposits ...........................................  10,060    10,342    30,248    30,390
                                                     -------   -------   -------   -------
  Net Interest Income ..............................  16,888    16,636    50,563    50,358
Provision for Possible Loan Losses .................     160       160       481       475
Provision for Possible Other Credit Losses .........    -         -         -        2,040
                                                     -------   -------   -------   -------
 Net Interest Income After Provision for
  Possible Credit Losses ...........................  16,728    16,476    50,082    47,843
                                                     -------   -------   -------   -------

Non-Interest Income
Real estate operations, net ........................     752       540     1,573     1,026
Loan fees and service charges ......................     736       561     2,248     1,714
Income on loaned securities ........................       6         9        37        43
Miscellaneous income................................     152        33       138       215
                                                     -------   -------   -------   -------
  Total Non-Interest Income ........................   1,646     1,143     3,996     2,998
                                                     -------   -------   -------   -------

Non- Interest Expense
Compensation and benefits ..........................   4,208     4,055    12,438    12,728
Occupancy and equipment expenses, net ..............   1,169     1,252     3,771     3,685
Federal deposit insurance premiums .................       1       (77)        2     1,357
Advertising ........................................     310       277       889       850
ORE (income)/expense, net of provisions ............      23        53      (795)      166
Other general and administrative ...................   1,254     1,122     3,988     3,647
                                                     -------   -------   -------   -------
  Total Non-Interest Expense .......................   6,965     6,682    20,293    22,433
                                                     -------   -------   -------   -------
Income Before Provision for Income Taxes ...........  11,409    10,937    33,785    28,408
Provision for Income Taxes .........................   4,847     4,676    14,347    12,149
                                                     -------   -------   -------   -------
Net Income ......................................... $ 6,562   $ 6,261   $19,438   $16,259
                                                     =======   =======   =======   =======

Earnings and Cash Dividends Per Share:
  Earnings per common and common equivalent share ..   $ .64     $ .56     $1.83    $1.46
                                                       =====     =====     =====    =====
  Earnings Per Share Assuming Full Dilution ........   $ .64     $ .56     $1.82    $1.45
                                                       =====     =====     =====    =====
  Cash Dividends ...................................   $ .30     $ .25     $ .90    $ .75
                                                       =====     =====     =====    =====

Weighted Average Number of Shares and Share
 Equivalents Outstanding - Primary ................   10,264    11,140    10,627   11,169
                                                      ======    ======    ======   ======
Weighted Average Number of Shares and Share
 Equivalents Outstanding - Fully Diluted ..........   10,286    11,148    10,657   11,187
                                                      ======    ======    ======   ======

See accompanying Notes to the unaudited consolidated financial statements.




                       JSB FINANCIAL, INC. AND SUBSIDIARY
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                         1996    1995
Cash flows from operating activities
Net income ........................................................  $ 19,438  $ 16,259
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses ................................       481       475
Provision for possible other losses ...............................      -        2,040
Loss on Nationar capital stock ....................................      -           38
Gain on sale from redemption of common stock ......................        (2)     -
Decrease in deferred loan fees and discounts, net .................      (430)     (449)
Accretion of discount (in excess of) less than amortization
 of premium on MBS and CMOs .......................................      (412)      390
Accretion of discount in excess of amortization of
 premium on debt securities .......................................      (175)     (191)
Depreciation and amortization on premises and equipment ...........     1,312     1,442
Mortgages loans originated for sale ...............................      (977)   (1,478)
Proceeds from sale of mortgage loans originated for sale ..........     1,083     1,496
Gains on sale of mortgage loans ...................................       (12)      (18)
Gain on sale of other loans .......................................        (7)      (30)
Earned portion of Bank Recognition and Retention Plans stock ......      -          675
Tax benefit for stock plans credited to capital ...................       517     1,542
Decrease in interest due and accrued ..............................     2,645     1,111
Transfer of federal funds sold to Nationar to claims receivable ...      -      (10,205)
Payments received against Nationar claims .........................     4,082      -
Gain on sale of other real estate .................................      (705)     -
Decrease in official bank checks outstanding ......................   (17,590)   (9,501)
Other .............................................................     3,374        83
                                                                     --------  --------
  Net cash provided by operating activities .......................    12,622     3,679
                                                                     --------  --------

Net cash flow from investing activities Loans originated:
  Mortgage loans ..................................................  (106,104)  (45,387)
  Other loans .....................................................   (13,671)  (20,846)
Purchases of CMOs held-to-maturity ................................  (124,275)  (52,997)
Purchases of debt securities held-to-maturity and securities available-for-sale ...............................................  (439,569) (265,021)
Principal payments on:
  Mortgage loans ..................................................    33,332    14,807
  Other loans .....................................................    14,350    17,901
  CMOs ............................................................    82,076   203,641
  MBS .............................................................     1,672     1,854
Proceeds from maturities of U.S. Government and federal agency
  securities ......................................................   590,000   215,000
Proceeds from sale of other loans .................................       317     1,201
Purchases of Federal Home Loan Bank stock .........................      (558)     (188)
Proceeds from sale of common stock ................................        30      -
Purchases of premises and equipment, net of disposals .............    (2,952)   (2,092)
Net decrease in real estate held for investment ...................       247       599
Proceeds from sale of ORE .........................................     2,225      -
Net decrease in investment in real estate held for sale ...........     1,293     1,553
                                                                     --------  --------
  Net cash provided by investing activities .......................    38,413    70,025
                                                                     --------  --------
                                                                   (Continued)




                       JSB FINANCIAL, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                        September 30,
                                                                        1996      1995
Net cash flow from financing activities
Net decrease in due to depositors .................................   (12,407)  (46,298)
Increase in advance payments for real estate taxes and insurance ..     7,329     5,397
Proceeds from common stock option exercises .......................     1,046     1,329
Cash dividends paid to common stockholders ........................    (9,156)   (7,990)
Payments to repurchase common stock ...............................   (27,650)   (4,941)
                                                                     --------  --------
  Net cash used by financing activities ...........................   (40,838)  (52,503)
                                                                     --------  --------

Increase in cash and cash equivalents .............................    10,197    21,201
Cash and cash equivalents at beginning of year ....................    85,893    45,295
                                                                     --------  --------
Cash and cash equivalents at end of quarter .......................  $ 96,090  $ 66,496
                                                                     ========  ========




    See accompanying Notes to the unaudited consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The financial information for JSB Financial, Inc. (the "Company") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis materially consistent with those reflected in the 1995 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1995, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1995. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1995 and the interim financial statements and notes thereto of the Company.

2.  Adoption of Accounting Standards

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

3.  Impact of New Accounting Standard

     In June 1996, the FASB issued SFAS No, 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement 125"). Statement 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in Statement 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledged collateral.

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

    Statement 125 requires that a liability be derecognized if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or
(b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     Statement 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring agreements, transfers of receivables with recourse and extinguishments of liabilities.

     Statement 125 supersedes FASB Statements No. 76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfer of Receivables with Recourse". Statement 125 amends Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. Statement 125 further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available for sale or trading under Statement 115, as amended by Statement 125. Statement 125 also amends and extends to all servicing assets and liabilities the accounting for mortgage servicing rights now in Statement 65, and supersedes Statement 122.

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

4.  Debt and Equity Securities

     The following tables set forth information regarding the Company's debt and equity securities as of:

                                             September 30, 1996

                                       Carrying Value/  Estimated Fair
                                       Amortized Cost       Value
                                             (In Thousands)
   Held-to-Maturity

     U.S. Government and federal
         agency securities                $289,571         $290,074

     CMOs                                  187,156          186,771

     MBS                                     5,947            6,506
     Total Securities held-to-Maturity    $482,674         $483,351

                                                          Carrying/
                                                             Fair
                                             Cost           Value
     Available-for-Sale                        (In Thousands)

     Equity securities:
      Common stock                        $ 11,108         $ 30,559
      SLMA* stock                                6            1,492
      FHLMC* stock                             576           14,351
      FNMA* stock                                2               42
                                          --------         --------
       Total equity securities            $ 11,692         $ 46,444
                                          ========         ========


     * Student Loan Marketing Association ("SLMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA").

5.    Subsequent Events

a. Nationar Developments. The Superintendent of Banks for the State of New York (the "Superintendent") has applied for judicial approval for the distribution of final dividends from the Nationar estate pursuant to which the Superintendent would pay 100% of the accepted claims against the Nationar estate (other than claims for stock and subordinated debentures of Nationar). The Superintendent's application is scheduled to be heard by the Court on November 14, 1996, and the final dividends, if approved, would be distributed within 20 business days after certain conditions have been met. The Superintendent has announced that, if authorized by the court, he intends to pay dividends before the end of 1996.

     Management, as advised by legal counsel, expects that the Bank will recover all its remaining claims of $6.1 million against the Nationar estate and that such recovery will occur by the end of 1996. The Bank's anticipated receipt of the $6.1 million is expected to result in a $2.0 million recovery to income for the fourth quarter of 1996 for reserves established during the second quarter of

1995 for then anticipated losses with respect to the Bank's claims against the Nationar estate. The Bank's ratio of non-performing assets to total assets would have been reduced from 1.23% to .96% at September 30, 1996, had the Nationar final dividend then been received.

b. Dividends Declared on the Company's Common Stock. On October 14, 1996, the Company's Board of Directors declared a $.30 per share dividend on its common stock. The dividend is to be paid on November 20, 1996, to stockholders of record on November 6, 1996, and will total approximately $2.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.52 billion at September 30, 1996, included assets totaling $1.4 billion owned by its wholly owned subsidiary, Jamaica Savings Bank. In addition to the Bank's assets, the Company's earning assets were comprised of $14.7 million in money market investments deposited in the Bank, $80.0 million in short-term federal agency securities, and $15.2 million in mortgage loans secured by multi-family rental properties.

Asset Quality

     At September 30, 1996, the Bank's non-performing assets, which totaled $18.7 million, included: non-performing loans of $13.9 million; claims receivable from Nationar (net of $2.0 million of allowances) of $4.1 million (see following discussion) and $728,000 of ORE. The $13.9 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. The ratio of non-performing assets to total assets was 1.23% and 1.50% at September 30, 1996 and December 31, 1995, respectively. (See note 5a to the Unaudited Consolidated Financial Statements, herein.)

     The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, net of allowances, as well as any other investments on which the collection of contractual principal and interest is uncertain. The ratio of non-performing loans to total loans was 1.63% and 1.78% (See Non-performing/Non-accrual Table, herein) at September 30, 1996 and December 31, 1995, respectively.

Loan Delinquency Table

     At September 30, 1996 and December 31, 1995, delinquencies in the loan portfolios were as follows:

                              61-90 Days             90 Days and Over
                           Number   Principal       Number   Principal
                            of       balance         of       balance
                           loans    of loans        loans    of loans
                             (Dollars in Thousands)
At September 30, 1996:
 Delinquent loans:
   Guaranteed               54      $  223           143    $   529
   Non-guaranteed            9         143            11     13,321(1)
                            --      ------           ---    -------
                            63      $  366           154    $13,850
                            ==      ======           ===    =======
Ratio of delinquent loans
 to total loans                       .04%                    1.63%
                                      ====                    =====

At December 31, 1995:
 Delinquent loans
   Guaranteed               91      $  476           132     $   751
   Non-guaranteed           10       8,165             8         324
                           ---      ------           ---     -------
                           101      $8,641           140     $ 1,075
                           ===      ======           ===     =======
Ratio of delinquent loans
 to total loans                      1.11%                      .14%
                                     =====                      ====

     (1) Includes a $12.8 million underlying cooperative mortgage loan that is under foreclosure.

Non-performing/Non-accrual Table


     The following table sets forth information regarding nonaccrual loans and loans which are 90 days or more delinquent but on which the Bank is accruing interest at September 30, 1996 and December 31, 1995:

                                               September 30,    December 31,
                                                   1996            1995
Mortgage loans: (1)
Non-accrual loans (2)                           $12,753         $20,903
Accruing loans 90 or more days overdue:
   Conventional mortgages                           559             311
   VA and FHA mortgages (3)                         332             557
                                                -------         -------
     Total                                          891             868
                                                -------         -------

Other loans:
Non-accrual loans                                  -               -
Accruing 90 or more days overdue:
   Student loans                                    197             194
   Consumer loans                                     9              13
                                                -------         -------
     Total                                          206             207
                                                -------         -------

Total non-performing loans:
   Non-accrual                                   12,753          20,903
   Accruing 90 days or more overdue               1,097           1,075
                                                -------         -------
     Total                                      $13,850         $21,978
                                                =======         =======



Non-accrual loans to total loans                   1.51%          2.69%

Accruing loans 90 or more days overdue
 to total loans                                     .13            .14

Non-performing loans to total loans (4)            1.63           1.78



(1) Mortgage loans include; one-to four-family, multi-family and commercial real estate mortgage loans.

(2) The December 31, 1995 balance was comprised of two mortgage loans: a $12.8 million underlying cooperative mortgage loan and an $8.2 million multi-family residential mortgage. At September 30, 1996, only the $12.8 million loan remained in arrears and under foreclosure.

(3) The Bank's Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans are guaranteed, seasoned loans. These loans, including the past due loans, do not present any significant collection risk to the Bank, and therefore, are presented separately from conventional mortgages.

(4) The 1995 ratio does not include the $8.2 million mortgage loan that was on non-accrual status, as management does not consider this loan as non-performing since payments were received through the bankruptcy court.

Loan Loss Activity Table

     Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the nine months ended September 30, 1996 and the year ended December 31, 1995 as follows:


                                              September 30,    December 31,
                                                  1996            1995
                                              -------------    -------
                             (Dollars in Thousands)
Mortgage Portfolio Loan Loss Allowance:
Balance at beginning of period                    $4,575          $3,976
Provision for possible loan losses                   450             600
Loans charged off                                   -                 (1)
                                                  ------          ------
  Balance at end of period                        $5,025          $4,575
                                                  ======          ======

Ratios:
Net charge-offs to average mortgages                 -  %            -  %
Allowance for possible loan losses to
 net mortgage loans                                  .62%            .62%
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more         36.29%           5.28x

Other Loan Portfolio Loss Allowance:
Balance at beginning of period                    $  122          $  109
Provision for possible loan losses                    31              36
Loans charged off                                    (26)            (43)
Recoveries of loans previously charged off            18              20
                                                  ------          ------
Balance at end of period                          $  145          $  122
                                                  ======          ======

Ratios:
Net charge-offs to average other loans               .03%            .08%
Allowance for possible loan losses to
 net other loans                                     .51%            .42%
Allowance for possible loan losses to
 other loans delinquent 90 days or more            70.31%          58.94%



Liquidity and Capital Resources

     The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgage and other loans. During the nine months ended September 30, 1996, purchases of U.S. Government and agency securities represented the most significant use of funds from investing activities. Mortgage originations, substantially all of which are at fixed rates, increased for the nine months ended 1996 to $106.1 million, from $45.4 million for the comparative period in 1995. The increase is primarily reflective of increased originations of loans secured by multi-family properties. For the nine months ended September 30, 1996, maturities of U.S. Government and agency securities generated $590.0 million, the most significant cash inflow from investing activities, followed by principal payments on CMOs of $82.1 million. The Company used $27.7 million to make repurchases of its common stock, which represents the largest use of funds for financing activities. In addition, net deposit outflows of $12.4 million and dividend payments of $9.2 million, contributed to the net cash outflow from financing activities. The increase in dividend payments reflects the increase in cash dividends paid per share to $.90 for the first nine months of 1996, compared to $.75 per share for the first nine months of 1995. The net deposit decline of $12.4 million for the first nine months of 1996, reflects deposit increases of $4.7 million during the first quarter, followed by deposit outflows of $3.8 million and $13.3 million during the second and third quarters, respectively.

     The net decrease in deposits of $12.4 million to $1.151 billion at September 30, 1996, from $1.163 billion at December 31, 1995, reflects decreases in passbook accounts, money market accounts, demand deposit accounts and negotiable order of withdrawal (NOW) accounts of $25.9 million, $2.8 million, $1.5 million and $867,000, respectively. These decreases were substantially offset by a $17.1 million increase in certificate accounts and a $1.5 million increase in lease security accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term investments offered by the Bank and the investment community. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts and the slow decline in net deposits to continue. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Net interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are structured such that a gradual decline in deposits, such as the current scenario, will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its customers. During the past year the Bank has expanded its range of services to customers, including automated telephone banking and credit cards to its depositors.

     During the third quarter of 1996, the Company continued to repurchase shares of its common stock under its tenth stock repurchase program (the
"current program"), which began on June 12, 1996. The Company repurchased 415,000 of the 900,000 targeted for repurchase under the current program through September 30, 1996. During the nine months ended September 30, 1996, the Company repurchased 845,000 shares of its common stock, under its ninth repurchase program and the current program, at an aggregate cost of $27.7 million, or an average price of $32.72 per share. Pursuant to the Company's 1990 stock option plans, 104,606 shares were reissued from the treasury for option exercises. No options were exercised pursuant to the Company's 1996 stock option plan.

Regulations

     As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at September 30, 1996, were as follows:


                                       Percentage       Dollars
                                 (In Thousands)

      TANGIBLE CAPITAL
        Required                         1.50%         $ 20,933
        Actual                          12.95           180,756
                                        -----          --------
         Excess                         11.45%         $159,823
                                        =====          ========

      CORE CAPITAL
        Required                         3.00%         $ 41,867
        Actual                          12.95           180,756
                                        -----          --------
         Excess                          9.95%         $138,889
                                        =====          ========

      RISK BASED CAPITAL
        Required                         8.00%         $ 72,207
         Actual                         19.35           174,635
                                        -----          --------
          Excess                        11.35%         $102,428
                                        =====          ========



New Legislation

a. Deposit Insurance. On September 30, 1996, legislation designed to replenish the Savings Association Insurance Fund was enacted. This legislation will have a minimal impact on the Bank's deposit insurance premiums, as the Bank's deposits are insured through the Federal Deposit Insurance Corporation ("FDIC") - Bank Insurance Fund ("BIF"). Beginning on January 1, 1997, the FDIC has estimated that BIF members will pay a portion of the FICO Bonds payment equal to 1.3 basis points on BIF-insured deposits compared to 6.5 basis points on SAIF insured deposits and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. It is estimated that the Bank, under this new legislation, will pay an additional $160,000 per year from 1997 through 1999.

b. Tax Legislation Regarding Bad Debt Reserves. Federal legislation regarding bad debt recapture was enacted into law on August 20, 1996. The legislation requires recapture of reserves accumulated after 1987 (the "base year"). The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The repayment of the tax can be deferred in each of 1996 and 1997 if an institution originated at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management has evaluated this legislation and concluded that it will not have a material adverse impact on the operations of the Company or the Bank. The base year reserves and supplemental reserve are frozen, not forgiven. These reserves continue to be segregated, as they are subject to recapture penalty if used for purposes other than to absorb losses on loans.

     New York State adopted legislation to reform the franchise taxation of thrift reserves for loan losses. The act applies to taxable years beginning after December 31, 1995. The legislation, among other things, "decouples" New York State's thrift bad debt provisions from the federal tax law, discussed above. The New York State bad debt deduction will no longer be predicated on the Federal deduction.

     Management has evaluated the new federal and New York State tax legislation, and does not expect a material adverse impact on the operations or financial condition of the Company or the Bank as a result of these tax law changes.

     To date, New York City has not changed its law and accordingly will follow the new federal law discussed above.

Comparison of Operating Results for the Three Months Ended
  September 30, 1996 and 1995

     Net income for the three months ended September 30, 1996, was $6.6 million, or $.64 per share, compared with $6.3 million, or $.56 per share for the three months ended September 30, 1995.

     Net interest income for the three months ended September 30, 1996, was $16.9 million, compared to $16.6 million for the three months ended September 30, 1995. This net increase reflects a $282,000 decrease in interest expense, slightly offset by a $30,000 decrease in interest income. The annualized yield on interest earning assets increased to 7.53%, compared to 7.45%, for the quarters ended September 30, 1996 and 1995, respectively; however, average interest earning assets decreased by $16.7 million. The annualized cost of interest bearing deposits decreased slightly to 3.57% from 3.65% for the quarters ended September 30, 1996 and 1995, respectively, and average interest bearing deposits decreased by $7.2 million. For the quarter ended September 30, 1996, the net interest rate spread and net interest margin increased to 3.96% and 4.72%, respectively, compared to 3.80% and 4.60%, respectively for the quarter ended September 30, 1995.

     Interest earned on mortgage loans increased by $1.4 million, or 8.4%, to $17.6 million from $16.2 million, reflecting continued growth in the mortgage portfolio, partially offset by a decrease in the yield on mortgage loans to 8.71% for the quarter ended September 30, 1996, from 9.20% for the quarter ended September 30, 1995. During 1996, the Bank continued to sell certain one-to four-family mortgage loans, without recourse, to FNMA and the State of New York Mortgage Association ("SONYMA"). During the quarter ended September 30, 1996, the Bank sold $638,000 in mortgage loans, realizing a net gain of $9,000, compared to sales of $663,000 during the quarter ended September 30, 1995, which resulted in a net gain of $3,000.

     For the three months ended September 30, 1996, income from debt and equity securities, net, decreased by $2.3 million, or 32.5%, to $4.8 million from $7.1 million for the three months ended September 30, 1995. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $157.4 million, or 33.6%, to $311.1 million, compared to $468.5 million for the three months ended September 30, 1995. The annualized yield on the debt and equity security portfolio increased to 6.15% for the three months ended September 30, 1996 from 6.05% for the three months ended September 30, 1995. The debt and equity securities portfolio activity for the current period included purchases of $209.7 million and maturities of $265.0 million, compared with purchases and maturities of $85.0 million each for the quarter ended September 30, 1995.

     For the quarter ended September 30, 1996, income on CMOs increased by 35.2%, to $2.7 million, with an annualized yield of 5.70%, from $2.0 million with an annualized yield of 4.62% for the quarter ended September 30, 1995. During the third quarter of 1996, the Bank received principal payments of $28.9 million on CMOs, compared with $64.0 million for the quarter ended September 30, 1995. CMO purchases during the quarter ended September 30, 1996 totaled $30.8 million, compared to purchases of $38.6 million for the quarter ended September 30, 1995. The Bank did not sell any CMOs during either period.

     Income on federal funds sold increased by $263,000, or 29.1% to $1.2 million for the quarter ended September 30, 1996 from $903,000 for the quarter ended September 30, 1995. This increase resulted from an increase in the average investment in federal funds of $24.2 million to $86.8 million for the current period, compared with $62.6 million for the quarter ended September 30, 1995. The annualized yield on federal funds sold decreased to 5.37% for the current quarter, compared to 5.77% for the quarter ended September 30, 1995.

     Interest expense on deposits decreased by 2.7%, to $10.1 million for the quarter ended September 30, 1996, compared to $10.3 million for the quarter ended September 30, 1995. This net decrease reflects the decrease in average interest bearing deposits of $7.2 million, to $1.126 billion for the three months ended September 30, 1996, compared to $1.133 billion for the three months ended September 30, 1995. The cost of interest bearing deposits decreased slightly to 3.57% from 3.65% from the comparative quarter.

     The provision for possible loan losses remained unchanged. There were no provisions made for possible other credit losses during the quarter ended September 30, 1996 or September 30, 1995. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

     Total non-interest income for the three months ended September 30, 1996, increased to $1.6 million from $1.1 million, a net increase of $503,000, or 44.0%. The net change in non-interest income is comprised of: (1) a net increase from real estate operations of $212,000, which reflects a $437,000 retroactive property tax refund received for a property that was sold during 1994, partially offset by a $193,000 decrease in gains on sales of cooperative apartments to $131,000, compared to $324,000 for the quarter ended September 30, 1995; (2) a $175,000 increase in loan fees and service charges resulting primarily from an increase in prepayment penalties and (3) a $119,000 increase in miscellaneous income resulting primarily from a refund for medical and dental insurance premiums for 1994 and 1995.

     Non-interest expense increased by $283,000, or 4.2%, to $7.0 million during the quarter ended September 30, 1996, from $6.7 million for the quarter ended September 30, 1995. FDIC premiums were $1,000, compared to a refund of $77,000 during the 1995 quarter. For 1996, it is expected that the Bank will pay $2,000 in FDIC premiums, the statutory minimum, provided the Bank Insurance Fund remains at its targeted capital level. As a result of recent legislation, during years 1997 through 1999, it is expected that the Bank will pay an additional premium of $160,000 per year for FICO Bond payments. (See "New Legislation", herein.)

     The provision for income taxes increased by $171,000, or 3.7%, to $4.8 million for the three months ended September 30, 1996, from $4.7 million for the three months ended September 30, 1995. This increase is reflective of the increase in pretax income.

Comparison of Operating Results for the Nine Months Ended
  September 30, 1996 and 1995

     Net income for the nine months ended September 30, 1996, was $19.4 million, or $1.83 per share, compared with $16.3 million, or $1.46 per share for the nine months ended September 30, 1995.

     Net interest income for the nine months ended September 30, 1996 was $50.6 million, compared to $50.4 million for the nine months ended September 30, 1995. The increase of $205,000, reflects a decrease of $142,000 in interest expense and an increase of $63,000 in interest income. The annualized yield on interest earning assets increased to 7.46% from 7.37%, for the nine months ended September 30, 1996 and 1995, respectively, while the average balance decreased by $27.8 million. For the year to date period ended September 30, 1996, the net interest rate spread and net interest margin were 3.90% and 4.67%, respectively, compared to 3.83% and 4.60%, respectively for the year to date period ended September 30, 1995.

     Interest earned on mortgage loans increased by $3.4 million, or 7.1%, to $51.4 million for the nine months ended September 30, 1996, compared to $48.0 million for the comparative 1995 period, reflecting continued growth in the mortgage portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.75% for the nine months ended September 30, 1996, from 9.24% for the nine months ended September 30, 1995. During 1996, the Bank continued to sell certain mortgage loans, without recourse, to FNMA and SONYMA. During the nine months ended September 30, 1996, the Bank sold $977,000 in mortgage loans, realizing a net gain of $12,000, compared to sales of $1.5 million during the nine months ended September 30, 1995, which resulted in a net gain of $18,000.

     For the nine months ended September 30, 1996, income on debt and equity securities, net, decreased by $3.8 million, or 18.3%, to $16.9 million from $20.6 million for the nine months ended September 30, 1995. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $80.6 million, or 17.7%, to $374.4 million, compared to $455.0 million for the nine months ended September 30, 1995. The annualized yield on the debt and equity security portfolio decreased slightly to 6.01% from 6.05% for the comparative period, respectively. The debt and equity securities portfolio activity for the current period included purchases of $440.0 million and maturities of $590.0 million compared with purchases of $265.0 million and maturities of $215.0 million for the nine months ended September 30, 1995.

     For the nine months ended September 30, 1996, income on CMOs remained relatively stable, decreasing by $14,000, compared to the nine months ended September 30, 1995. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $46.6 million, or 20.5%, partially offset by an increase in the CMO portfolio yield to 5.55% from 4.42% for the comparative nine month period. During the nine months ended September 30, 1996, the Bank received principal payments of $82.1 million on CMOs, compared with $203.6 million for the nine months ended September 30, 1995. CMO purchases during the first nine months of 1996 totaled $124.3 million, compared to $53.0 million for the comparative 1995 period. During the current nine month period, an increased number of CMOs meeting the Bank's investment guidelines became available on the secondary market.

     Income on federal funds sold increased by $745,000, or 36.8%, to $2.8 million for the nine months ended September 30, 1996, from $2.0 million for the nine months ended September 30, 1995. This increase resulted from an increase in the average investment in federal funds of $22.7 million, to $69.1 million for the current period, compared with $46.4 million for the nine months ended
September 30, 1995. This increase was partially offset by a decrease in the annualized yield on federal funds sold to 5.35% for the current nine month period, compared to 5.82% for the nine month period ended September 30, 1995.

     Interest expense on deposits decreased by $142,000, to $30.2 million for the nine months ended September 30, 1996, compared to $30.4 million for the nine months ended September 30, 1995. This net decrease reflects the impact of lower deposit levels slightly offset by higher interest rates during the comparative quarters. Average interest bearing deposits decreased by $13.8 million, or 1.2%, to $1,131.1 million for the nine months ended September 30, 1996, compared to $1,144.9 million for the nine months ended September 30, 1995. The cost of interest bearing deposits increased slightly to 3.57% from 3.54% for the comparative nine month periods.

     The provision for possible loan losses remained relatively stable, increasing to $481,000 for the nine months ended September 30, 1996, compared to $475,000 for the same period in 1995. Management regularly evaluates the quality and performance of the mortgage and other loan portfolios, and thereby assesses the adequacy of the loan loss allowance. Based upon management's assessments of the loan portfolios, no specific loan loss provisions were established during the nine months ended September 30, 1996.

     The nine month period ended September 30, 1995, included a provision for possible other losses of $2.0 million; no such provision was made during the 1996 period. This specific provision, made during the 1995 period, reflects the valuation allowance established against the $10.0 million of federal funds sold to and the $200,000 cash on deposit with Nationar. (See Note 5a to the Unaudited Consolidated Financial Statements.)

     Total non-interest income for the nine months ended September 30, 1996, increased to $4.0 million from $3.0 million, or 33.3%. The change in non-interest income is comprised of: (1) a net increase from real estate operations of $547,000. This net increase is primarily reflective of a $437,000 retroactive property tax refund received for a property that was sold during 1994; and (2) a $534,000 increase in loan fees and service charges resulting primarily from an increase in prepayment penalties.

     To expand fee income, the Bank began a campaign during the fourth quarter of 1995 to issue Visa and MasterCard credit cards. During the nine months ended September 30, 1996, the Bank recognized $29,000 in fee income related to these credit cards. The amounts and timing of future fee income related to credit cards remains uncertain, as this is a new product for the Bank. The credit card portfolio is owned and managed by an unrelated correspondent bank, which assumes the risk of any loss. Fee income generated by New York Cash Exchange (i.e. NYCE) increased by $37,000, to $189,000 for the nine months ended September 30, 1996, related to increased transaction volume, compared to the same quarter in 1995.

     Non-interest expense decreased by $2.1 million, or 9.5%, to $20.3 million for the first nine months of 1996 compared to $22.4 million for the first nine months of 1995. FDIC premiums decreased to $2,000, compared to $1.4 million during the 1995 quarter. For 1996, it is expected that the Bank will pay $2,000 in FDIC premiums, the statutory minimum, provided the Bank Insurance Fund remains at its targeted capital level. As a result of recent legislation, during years 1997 through 1999, it is expected that the Bank will pay an additional premium of $160,000 per year, for FICO bond payments. ORE generated income of $795,000 for the nine months ended September 30, 1996, verses an expense of $166,000 for the nine months ended September 30, 1995. This income reflects a pretax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. The $705,000 gain includes the recovery of $529,000 for legal fees, expensed in prior periods, that were incurred in connection with the foreclosure process. Compensation and benefits expense decreased by a net of $290,000, to $12.4 million for the nine months ended September 30, 1996, compared to $12.7 million for the comparative 1995 period. The net decrease reflects a net cost decrease for several of the Company's benefit plans, partially offset by a $247,000 or a 2.6% increase in salary expense. The $341,000 increase in other general and administrative expense is comprised primarily of increases in legal fees related to foreclosure proceedings against two properties.

     The provision for income taxes increased by $2.2 million, or 18.1%, to $14.3 million for the nine months ended September 30, 1996 from $12.1 million for the nine months ended September 30, 1995. This increase is reflective of the increase in pre-tax income.

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

ITEM 2.  Changes in securities                        (Not Applicable)

ITEM 3.  Defaults upon Senior Securities              (Not Applicable)

ITEM 4.  Submission of Matters to a Vote
          of Security Holders                         (Not Applicable)

ITEM 5.  Other information                            (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                      Page
                                     Number
    (a)  Exhibits

         3.01  Articles of Incorporation     (1)
         3.02  By-laws                       (2)
        11.00  Computation of Earnings Per Share            25
        27.00  Financial Data Schedule                      26-27

    (b)  Reports on Form 8-K                          (Not Applicable)





    (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.



    (2) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended September 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.





                               JSB Financial, Inc.
                                  (By)





                             /s/  Park T. Adikes
                                  Park T. Adikes
                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DATE:  November 12, 1996        /s/  Park T. Adikes
                                 Park T. Adikes
                             Chief Executive Officer



DATE:  November 12, 1996        /s/  Thomas R. Lehmann
                                Thomas R. Lehmann
                                 Vice President
                             Chief Financial Officer

                                Exhibit Index



      Exhibit No.     Identification of Exhibit

        11.00         Statement Re:  Computation of Per Share Earnings

        27.00         Financial Data Schedule