Form 10-K405
period 1996-12-31
JSB FINANCIAL INC
filed 1997-03-28
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-18620

                               JSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 11-3000874
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   303 Merrick Road, Lynbrook, New York 11563
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:  (516) 887-7000

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
     Common Stock $.01 par value (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                   -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1997: Common stock par value $.01 per share, $346,934,107. This figure is based on the closing price by the Nasdaq Stock Market for a share of the registrant's common stock on March 11, 1997, which was $41.50 as reported in the Wall Street Journal on March 12, 1997.

     The number of shares of the registrant's Common Stock outstanding as of March 17, 1997 was 9,824,884 shares.


     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 and portions of the 1996 Annual Report to Stockholders are incorporated herein by reference Parts I, II and III.

                         FORM 10-K CROSS-REFERENCE INDEX

PART I                                                                   Page
Item  1.  Business .....................................................   3
Item  2.  Properties....................................................  33
Item  3.  Legal Proceedings.............................................  33
Item  4.  Submission of Matters to a Vote of Security Holders...........  33
Additional Item.  Executive Officers....................................  34

PART II
Item  5.  Market for JSB Financial Inc.'s Common Equity
            and Related Stockholders' Matters...........................  35
Item  6.  Selected Financial Data.......................................  35
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  35
Item  8.  Financial Statements and Supplementary Data ..................  35
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  35

PART III
Item 10.  Directors and Executive Officers..............................  36
Item 11.  Executive Compensation........................................  36
Item 12.  Security Ownership of Certain Beneficial Owner6
            and Management..............................................  36
Item 13.  Certain Relationships and Related Transactions................  36

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................  37

SIGNATURES..............................................................  39

                                     PART I

ITEM 1.  BUSINESS
         --------
                             DESCRIPTION OF BUSINESS

General
-------

     JSB Financial, Inc. ("JSB Financial" or the "Company") is a Delaware corporation, incorporated on February 6, 1990, which acquired all of the stock of Jamaica Savings Bank FSB ("Jamaica Savings" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The stock conversion was completed on June 27, 1990. The information presented in the financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with its wholly owned subsidiary, the Bank.

     In addition to the Company's investment in the Bank, the Company invests in U.S. Government and agency securities, federal funds sold (through the Bank) and holds first mortgage loans. The Company received the mortgage loans as a dividend from the Bank. (See Note 27 to the Consolidated Financial Statements, included on pages 41 and 42 in the 1996 Annual Report to Stockholders.)

     Jamaica Savings was organized in 1866 as a New York state chartered mutual savings bank. In 1983, the Bank converted to a federally chartered savings bank, retaining the "leeway" investment authority and broader investment powers available to a state chartered savings bank, and its Federal Deposit Insurance Corporation ("FDIC") insurance.

     The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with funds generated from operations, in first mortgage loans secured by real estate, collateralized mortgage obligations ("CMOs"), U.S. Government and agency securities, and to a lesser extent, various other consumer loans and federal funds sold. The Bank has a number of wholly-owned subsidiary corporations primarily for the purpose of owning, operating and disposing of real estate properties.

     Since 1990, the Company has maintained stock repurchase programs and paid quarterly cash dividends to stockholders. During 1996, the Company repurchased 845,000 shares of its common stock at an average price of $32.72 per share, and paid total cash dividends of $12.1 million, or $1.20 per common share.

Market Area and Competition
---------------------------
     Market Area - Headquartered in Lynbrook, New York, the Bank conducts business from 13 full service branch offices, 10 of which are located in the New York City borough of Queens, one in the borough of Manhattan and one each in suburban Nassau (the headquarters) and Suffolk counties.

     Jamaica Savings is a community-oriented financial institution serving its market area with a wide selection of residential loans, consumer loans and retail financial services. Management considers the Bank's retail branch network, reputation for financial strength and quality customer service as its major competitive advantages in attracting and retaining customers. Management believes that the Bank benefits from its community bank orientation. The Bank's long term relationships with its depositors are considered a valuable resource for the future, as the Bank continues to expand services offered to customers.

     Local Economy - The primary market area for the Bank is concentrated in the neighborhoods surrounding its thirteen full service offices. Management believes that its branch offices are located in communities that can generally be characterized as stable, residential neighborhoods, comprised predominantly of one-to four-family residences and middle income families, except for the Manhattan branch which is in urban New York City. During the late 1980's to the early 1990's, the New York metropolitan area experienced reduced employment as a result of the general decline in the local economy and other factors. The area experienced a general decline in real estate values and a decline in home sales and construction and, sharp decreases in the value of commercial properties, land, as well as cooperatives and condominiums. Currently there are a number of encouraging signs in the local economy and the Bank's real estate markets; however, it is unclear how these factors will affect the Company's asset quality in the future.

     These negative trends have stabilized somewhat in more recent periods; however, there can be no assurances that conditions in the regional economy, national economy, or real estate market in general will not deteriorate. A weakness or deterioration in the economic conditions of the Bank's primary lending area in the future could result in the Bank experiencing increases in non-performing loans. Such increases would likely result in higher provisions for possible loan losses, reduced levels of earning assets which would lower the net interest income and possibly result in higher levels of other real estate owned ("ORE") expense.

     Highly Competitive Industry and Geographic Area - The Bank faces significant competition for mortgage and consumer loan originations and in attracting and retaining deposits. The New York City metropolitan and Long Island areas have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. In addition, products offered by the securities industry have created alternative investments, including money market accounts, mutual funds and annuities, available to the general public. The Bank competes for deposits through pricing, service and by offering a variety of deposit accounts and other services. Management competes for loans principally through pricing, efficiency and the quality of its services provided to borrowers, real estate and mortgage brokers. Competition may also increase as a result of the lifting of restrictions on interstate operations of financial institutions.

Lending Activities and Risk
---------------------------

     General - The Bank offers a variety of loans to serve the credit needs of the communities in which it operates. The Bank's loan portfolio is comprised primarily of first mortgage loans secured by: multi-family rental properties; cooperative buildings; one-to four-family residences (which is almost entirely comprised of mortgages secured by one-to two-family residences); commercial property and to a lesser extent, construction loans. The Bank also offers other loans, including: property improvement; loans secured by deposit accounts; student loans; automobile loans and personal loans. At December 31, 1996, the loan portfolio was $854.8 million, net of allowances of $5.3 million and unearned fees and discounts of $3.8 million. At December 31, 1996, net loans represented 56.4% of the Company's total assets. During 1996, mortgage loans originated for portfolio were $136.2 million compared to $77.8 million during 1995. The Bank does not offer any loans that provide for negative amortization. (See "Loan Portfolio" and "Maturities and Sensitivities of Loans to Changes in Interest Rates" page 25, herein.) Management monitors the economy and real estate market in which the Bank operates and modifies its lending policies as considered appropriate.

     The Bank has currently agreements to fund new home construction in Queens and Brooklyn, New York. Pursuant to the New York City Housing Partnership/HPD Homeownership Program, the Bank is providing the funding for two New York construction projects, whereby the Bank will hold the first mortgage on the premises and obtain personal guarantees from the builders. Advances for each of these projects will be based on presales and construction progress on a per unit basis for each house. These projects are as follows: (1) East New York Homes - In February, 1997, the Bank entered into an agreement to finance the construction of 45 2-family houses in East New York, Brooklyn. The Bank commitment is for $6.9 million with no more than $3.5 million outstanding at any one time. (2) Bayswater Village In December, 1996, the Bank entered into an agreement to finance the construction of 16 two-family houses with a total development cost of $3.5 million with no more than $1.9 million outstanding at any one time.

     In addition, the Bank makes 6 month construction loans to a builder who constructs one and two-family houses in the Bank's market area. The loans are approved on a per building basis and the Bank holds the first mortgage on the premises and obtains a personal guarantee from the builder. At December 31, 1996, the Bank held a total $1.8 million in construction loans.

     The Bank continues to emphasize lending on multi-family, underlying cooperative and commercial real estate. Lending on these types of properties poses significant additional risks to the lender as compared with one-to four-family mortgage lending. These loans generally are made to single borrowers or realty corporations controlled by an individual or group of individuals and involve substantially higher loan balances than one-to four-family residential mortgage loans. Moreover, the repayment of such loans is typically dependent on the successful operation of the property, which in turn is dependent upon the expertise and ability of the borrower to properly manage and maintain the property. In addition, management recognizes that repayment of commercial and multi-family loans is subject to adverse changes in the real estate market or the economy, to a far greater extent than is repayment of one-to four-family mortgage loans.

     Multi-family, Underlying Cooperative and Commercial Real Estate Lending The Bank originates mortgage loans secured by multi-family dwellings of 50 units or more, cooperative buildings and income producing properties such as shopping centers. At December 31, 1996, 51.8% of total gross mortgage loans were secured by multi-family rental properties, 31.4% by cooperative buildings and 7.4% by commercial real estate. At that date, the Bank's ten largest loans totaled $112.4 million. These ten mortgage loans were comprised of: five loans totaling $57.2 million secured by multi-family rental properties; three loans totaling $31.6 million secured by underlying cooperative buildings; one $12.8 million mortgage loan secured by the land underlying a luxury Manhattan hotel; and one $10.8 million loan secured by a shopping center. At December 31, 1996, the Bank's largest loan was an $18.5 million mortgage loan secured by a 684 apartment complex. The Bank's largest underlying cooperative loan which had a balance of $12.8 million at December 31, 1996 was under foreclosure. (See "Delinquencies and Classified Assets" page 26, herein.)

     Substantially all of the Bank's mortgage loans on income producing properties are secured by properties located within the Bank's market area. Mortgages currently offered on income producing properties are underwritten for terms that generally do not exceed 10 years. Since amortization (if any) on multi-family rental, underlying cooperative and commercial mortgage loans is over significantly longer periods than the terms to maturity, balloon payments are due at maturity. In establishing interest rates, origination fees and amortization terms for these types of loans, management considers current market conditions, competition and the risks associated with the property securing the loan. The interest rates on such loans are usually between 1.25% and 1.75% above the five to ten year U.S. Treasury Constant Maturity Index, depending upon the term to maturity and level of risk associated with the loan.

     In underwriting mortgage loans secured by income producing properties, including multi-family rental, underlying cooperative and commercial real estate, the Bank's mortgage officers engage in a detailed analysis of the property to ensure that its anticipated cash flow will be sufficient to cover operating expenses and debt service. Under the Bank's current policy, at origination, loan-to-value ratios generally do not exceed 75% on loans secured by multi-family rental and commercial real estate properties and 40% on underlying cooperatives. The Bank requires that the property securing such loans be appraised by a member of the Bank's appraisal staff or a qualified independent appraiser. The Bank requires the borrower to obtain title insurance and hazard insurance naming the Bank as loss payee in an amount sufficient to cover the mortgage. All loans secured by income producing property must be approved by two members of the Bank's Mortgage Committee, which is comprised of five members of the Board of Directors and the Chairman of the Board "ex officio", or one member of the Mortgage Committee together with the senior lending officer.

     Underlying cooperative loans are first liens on the cooperative building and the land. Underlying cooperative mortgages are senior to cooperative share loans. Cooperative share loans are secured by the proprietary leases on the individual units. Consequently, when the amount of an underlying loan is related to the market value of a cooperative building, including the value of the individual units, the resulting loan-to-value ratio generally is in the range of 15% to 30%.

     Mortgage lending on multi-family, cooperative, and commercial properties poses significant additional risks to the lender as compared with one-to four-family mortgage lending. At December 31, 1996, the largest concentration of loans to any one borrower consisted of nine mortgage loans in the aggregate amount of $27.9 million, of which $12.7 million were held by the Bank and $15.2 million were held by the Company. This concentration was comprised of eight mortgage loans totaling $24.8 million, secured by income producing multi-family properties and one $3.1 million loan, secured by a commercial office property.

     Management continually monitors the loan portfolios in order to identify trends that may affect future collectibility. Specific attention is given to concentrations of credit based on the loan collateral and concentrations to any one borrower or category of borrower. (See "Delinquencies and Classified Assets" and "Potential Problem Loans and Subsequent Developments" page 26 through 28, herein.)

     One-to Four-Family Lending - The Bank offers first mortgage loans secured by one-to four-family residences and condominium units in complexes which are at least 90% sold and cooperative apartment share loans where at least 65% of the total cooperative shares are sold. While three-to four-family mortgages are offered by the Bank, minimal demand has been experienced. At December 31, 1996, one-to four-family mortgages totaled $76.8 million, of which $68.3 million were fixed rate mortgage loans and $8.5 million were adjustable rate mortgage ("ARM") loans. Loan applications are received from existing customers and generated by referrals, branch and newspaper advertising. One-to four-family mortgage loans are generally underwritten according to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, except as to limitations on loan amount.

     Upon receipt of a completed loan application from a prospective borrower, for a loan secured by one-to four-family residential real estate, disclosures are sent to the applicant(s). Income and certain other information is verified, a credit report is ordered, and, if necessary, additional financial information is requested. If the mortgage applicant's credit is verified and approved, an appraisal and flood certification for the real estate are ordered. In addition to utilizing its in-house appraisal staff, the Bank obtains some appraisals on one-to four-family properties prepared by qualified independent appraisers. It is the Bank's policy to require title insurance and hazard insurance prior to closing on all real estate first mortgage loans. Borrowers are generally required to advance funds on a monthly basis to a mortgage escrow account, together with each payment of principal and interest. Disbursements are made from escrow accounts for real estate taxes and insurance premiums.

     The Bank offers fixed rate mortgages and ARMs, with interest rates and other terms that are competitive with those available in its market area. The interest rate on ARMs are adjusted based on a spread above an agreed upon index, such as a United States Treasury Index. The Bank's ARM loan interest rates are generally subject to annual rate change limitations of 2.00%, up or down. In addition, ARM loans offered by the Bank provide for a lifetime cap on the adjustment in the interest rate of 6.00% from the initial rate. These limits, help to reduce the interest rate sensitivity of such loans during periods of changing interest rates. During periods of rising interest rates, the increase in the required monthly payment for ARM loans may increase the likelihood of delinquencies. The ARM loans originated by the Bank reprice each year, on the loan's anniversary date and do not provide for negative amortization.

     The Bank currently requires that one-to four-family residential mortgage loan originations, excluding cooperative apartment loans, not exceed the lesser of 80% of appraised value of the property securing the loan or purchase price. Up to 95% financing is available with the purchase of private mortgage insurance ("PMI"), provided that the loan qualifies for sale in the secondary market. Loans on cooperative apartments (cooperative share loans) generally require a down payment equal to 20% of the purchase price and are not offered with PMI. The Bank offers one-to four-family mortgages with various terms. One-to four-family loans must be approved by at least two senior officers of the Mortgage, Consumer Loan or Real Estate Departments. Mortgage loans in the Bank's portfolio ordinarily include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred. Management monitors various economic indicators and competitive conditions in its lending area, and, in connection therewith, may modify underwriting standards based on their assessments.

     During 1996, the Bank originated $1.6 million of mortgages for sale and sold $1.7 million (a $94,000 mortgage was originated during 1995), without recourse, on which the Bank retained servicing rights and income. Included in the loan sales were mortgage loans of $556,000 to SONYMA originated and sold pursuant to a program aimed at assisting prospective first time home buyers with low to moderate income. As part of the Bank's agreement with the government agencies, the Bank offers mortgage loans, for up to 95% of the lower of the purchase price or appraised value, on single family principal residences to credit qualified home buyers. In addition, the borrower must have not had income greater than 115 percent of the area family median income as published by the U.S. Department of Housing and Urban Development annually in the report, "Estimated Median Family Incomes". During 1996, the Bank entered into an agreement to originate and sell qualifying mortgages and FHA Title I loans to FNMA. During 1996, the Bank sold $1.2 million to FNMA. Management expects to enter into an agreement during 1997 to sell up to $1.0 million (which amount may be modified at the Bank's request) of qualifying mortgages and FHA Title I Loans to FNMA. The Bank plans to originate and sell, without recourse, other mortgage loans in the secondary market and retain servicing.

     On March 1, 1996, the Bank reestablished its FHA Home Improvement Loan Program. The maximum loan amount for one-to four-family properties is $25,000 with a repayment term of five or ten years. Loan amounts in excess of $7,500 must be secured. No equity is required on owner occupied properties. Equity equal to the loan amount is required for properties that are: non-owner occupied; income producing; and, not completed structures occupied for less than six months. Loans over $15,000, in this category, must have an appraisal. Inspections are required on all loans in excess of $7,500 or if the borrower fails to submit a completion certificate. The Bank plans to sell these loans, without recourse, to FNMA, and retain servicing.

     Other Lending - The Bank offers a variety of other loan products, including: home improvement loans; loans secured by deposit accounts; student loans; personal and automobile loans. At December 31, 1996, total gross other loans was $27.9 million, or 3.2% of total gross loans. At December 31, 1996, the other loan portfolio was comprised as follows: property improvement loans of $8.8 million, or 31.5% of the other loan portfolio; loans secured by deposit accounts, which are 100% secured, of $8.3 million, or 29.9% of the other loan portfolio; and student loans, of $6.2 million, or 22.2% of the other loan portfolio. Student loans are federally guaranteed to varying degrees. The Bank sells student loans that are in repayment, without recourse, to the Student Loan Marketing Association ("SLMA"); the Bank retains servicing for these loans. The remainder of the portfolio was comprised of various consumer type loans and overdraft lines of credit.

     The Bank offers fixed rate home equity loans, which are reported herein with property improvement loans. Home equity loans originated by the Bank are disbursed at closing, and range from $10,100, to a maximum of $50,000 on one and two-family owner-occupied residences only. Financing is available up to 75% of the property's appraised value less any outstanding mortgage balance. In connection with originating these loans, the Bank charges fees incurred to perfect the lien on the property. At December 31, 1996, the Bank had $7.1 million of home equity loans, with interest rates ranging from 5.5% to 12.0%.

     Loan Origination and Other Fees - In addition to interest earned on loans, the Bank charges fees for originating loans, loan prepayments and modifications. The income realized from such fees varies with the volume of loans made or repaid, the availability of funds, and competitive conditions in the lending market.


Investment Activities
---------------------

     General - Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various agencies of the federal government, certain certificates of deposit of insured depository institutions, certain banker's acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is authorized to make directly. At December 31, 1996, securities and the other investment portfolio combined, totaled $518.4 million, or 34.2% of total assets, of which $299.6 million were in U.S. Government and federal agency securities. (See "Investment Portfolio" page 23, herein.)

     Management formulates the investment policies of the Company and its subsidiary, the Bank, subject to approval by the Board of Directors. The Chief Executive Officer, or his designated alternate, makes investment decisions on a day-to-day basis while the Board of Directors acts in an advisory capacity. The Bank's investments in securities have been primarily in CMOs and short-term U.S. Government and agency securities with an average term to maturity of less than three years. In response to the low interest rate environment, beginning during 1992, the Bank's purchases of investment securities generally include those maturing in one to two years. The Bank's investment policy allows investment in corporate debt securities rated AA or higher. The Bank classifies all securities, other than marketable equity securities, as "held-to-maturity". Marketable equity securities are classified as "available-for-sale" and carried at fair value, which aggregated $51.0 million at December 31, 1996. During 1996, the Company sold or redeemed marketable equity securities totaling $30,000, realizing gross gains of $4,000 and gross losses of $2,000. Activity in the held-to-maturity portfolio included, purchases of $534.6 million and maturities of $675.0 million of U.S. Government and federal agency securities and purchases of $124.3 million and maturities and amortization of $114.1 million in the CMO portfolio, during 1996.

     The Company, excluding activities of the Bank, invests in U.S. Government and agency securities and through the Bank, invests in money market instruments. By investing in short term securities and maintaining funds in cash and cash equivalents (investments with an original maturity of less than three months), the Company is able to meet its liquidity needs. In addition, the Company has mortgage loans, which were $15.2 million at December 31, 1996, that were received as a dividend from the Bank during 1994.

     CMOs are mortgage-backed bonds secured by the cash flow of a pool of mortgages. In a CMO, the regular principal and interest payments made by borrowers are separated into different payment streams, creating several bonds that repay invested capital at different rates. A given pool generally secures several different classes of CMO bonds. CMOs pay the bondholder on a schedule that is different from the mortgage pool as a whole, and includes fast pay, medium pay, and slow pay bonds to suit the needs of different investors. The common arrangements include: (i) a fast-pay bond with a maturity much shorter than the total pool; (ii) a bond paying interest only for the period that may be contingent on how prior CMOs perform, before payment of principal begins; (iii) a bond paying variable interest based on an index, typically the London Interbank Offered Rate ("LIBOR"), even though the mortgages themselves may be fixed rate loans. CMOs manage the prepayment risk associated with mortgage-related securities by splitting the pools of mortgage loans into different categories of classes.

     The Bank purchases Planned Amortization Class ("PAC") (also referred to as Planned Principal Class) bond CMOs. PACs are designed to receive principal payments using a predetermined principal balance schedule derived by assuming two constant prepayment rates for the underlying mortgage-backed securities. All of the Bank's CMOs are backed by FHLMC, FNMA or Government National Mortgage Association ("GNMA") mortgage-backed securities, which are backed by whole loans. Management believes these securities represent attractive and limited risk alternatives relative to other investments. During 1996, the availability of CMOs that met the Bank's CMO investment guidelines remained limited. At December 31, 1996, $155.3 million, or 10.2% of total assets, was invested in CMOs. At December 31, 1996, the Bank's CMO portfolio had an estimated average maturity of fifteen months. (See "Contractual Maturity Distribution" page 23, herein.)


Sources of Funds
----------------

     General - The Bank's primary source of funds is deposits, principal payments from maturities on debt securities and CMOs, principal payments on mortgage and other loans. Deposit flows and mortgage prepayments are greatly influenced by general interest rate changes, economic conditions and competition. The Bank has not directly borrowed any funds since 1984. (See "Borrowings" page 33, herein and "Liquidity and Capital Resources" included on pages 15 through 16 in the 1996 Annual Report to Stockholders.)

     Deposits - The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of the following types of accounts: passbook and lease security; certificate; money market; negotiable order of withdrawal ("NOW") and non-interest bearing demand deposits. As of December 31, 1996, passbook and lease security accounts represented 52.4% of the Bank's total deposits. The flow of deposits is influenced significantly by changes in market interest rates, general economic conditions and competition. The Bank's deposits are obtained primarily from the communities in which its branches are located. The Bank does not use brokers to obtain deposits, relying primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank pay preferential interest rates on such accounts. (See Note 16 to the Consolidated Financial Statements, included on pages 34 and 35 in the 1996 Annual Report to Stockholders.)

     The Bank controls deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates that has prevailed is the primary cause for the continued decline in deposits over the past three years. Management chose to allow deposits to decline, rather than pay rates that would result in a lower net income or necessitate modifying of the Bank's existing investment structure and guidelines. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. During 1996, interest rates were relatively stable. While the highest percentage of deposits has remained in passbook and lease security accounts, the trend of deposit shifts over the past three years has been towards certificate accounts. Deposits at December 31, 1996, decreased by $19.1 million, or 1.6%, compared to deposits at December 31, 1995. The Bank's passbook and lease security accounts, which decreased by $32.9 million, or 5.2%, represented the most significant decrease of any deposit category offered by the Bank. Money market accounts decreased by $3.7 million or 4.0%. However, certificate accounts increased by $16.8 million, or 4.5%. Management expects, in the long term, that the Bank will continue to retain its deposit base. (See "Deposits" pages 31 and 32, herein.)


Subsidiaries of the Bank
------------------------

     General - Beginning in the 1970's, under its New York State leeway investment authority, the Bank organized a number of wholly-owned subsidiary corporations, many of which formed partnerships. During those years, these corporations: (i) took "equity interests" in the construction of income producing properties on which the Bank made loans, (ii) acquired and operated, primarily multi-family properties, as a result of foreclosure proceedings or by obtaining deeds in lieu of foreclosure, and (iii) invested in commercial properties in which the Bank established branch offices. In the late 1980's, one corporation entered into a joint venture with an unrelated party to construct a residential apartment building to be sold as a condominium. At December 31, 1996, the Bank had 21 subsidiary corporations, 17 of which are active in the ownership or operation of real estate. (See "Grandfathered Savings Bank Authority" page 18, herein, and Notes 11, 12 and 13 to the Consolidated Financial Statements, included on pages 32 and 33 in the 1996 Annual Report to Stockholders.)

     The cyclical nature of real estate markets and interest rates influence the level of financial risk to property owners. The Bank through its subsidiaries, mitigates such risks through: (1) their financial ability to carry properties until their optimal use and value can be achieved; (2) the use of internal property management to maintain these properties; and (3) continuous monitoring of properties' condition and the investments in properties. Management holds certain real estate properties for the production of income and therefore regards them as long-term investments and holds other properties for sale. The condition and estimated values of all significant properties are monitored on a continuous basis. If management determines to sell a property held for investment, the property is reclassified to held for sale and adjustments, if any, are made to account for the property at the lower of cost or net fair value.

     The activities of each of the Bank's wholly-owned subsidiary corporations and the partnerships they form are described below. Bank subsidiaries that have converted properties to cooperative residences have done so under New York State non-eviction plans. Non-eviction plans provide that rent-stabilized tenants may remain tenants in their units after a building has been sold to a cooperative association. Due to the uncertainty of timing and future sales value of the unsold cooperative shares, for financial statement purposes, unsold shares acquired as a result of converting these properties, are carried at zero value.

Gains on the sale of these shares are included in income upon sale. However, for income tax purposes, the value of all cooperative shares, sold and unsold, in excess of the Bank's investment in the property prior to conversion to cooperative, was included in taxable income at the time of the sale to the cooperative. The tax basis of these cooperative shares is depreciated for tax purposes.

     Forty-Second & Park Corp. - Forty-Second & Park Corp. is a wholly-owned subsidiary corporation of the Bank. At December 31, 1996, the subsidiary owned 31.1% of the shares representing 18 units in a six-story cooperative apartment building containing 57 residential units and four professional offices located in Forest Hills, Queens, New York City ("NYC"). The shares, relating to the unsold units, are carried at zero value. The building was originally acquired by obtaining the deed in lieu of foreclosure in 1979. This building, which had been poorly maintained prior to acquisition, was renovated. In 1982, the property was converted to a cooperative and sold to Barclay Plaza North Owner's, Inc. During 1996, 3 units were sold, resulting in a net gain, before taxes, of $144,000. Rents received during 1996, on the unsold apartment units totaled $159,000, covering the $146,000 of maintenance charges paid to the cooperative association. For 1996, Forty-Second & Park Corp. had net income of $122,000, after eliminating intercompany transactions. The Bank's net investment in Forty-Second & Park Corp. was $11,000 at December 31, 1996.

     Parkway Associates - Parkway Associates ("Parkway") is a partnership between two of the Bank's wholly-owned subsidiary corporations, Grandcet Realty Corp. and Litneck Realty Corp., each of which has a 50% partnership interest. At December 31, 1996, Parkway owned 21.1% of the cooperative shares, representing 81 unsold apartment units plus parking spaces in a 400 unit cooperative garden apartment complex located in Floral Park, Queens County, NYC. The shares, relating to the unsold units, are carried at zero value. The property was originally acquired through foreclosure in 1979 and initially operated as a rental property. In the early 1980's, these apartments, which had been poorly maintained, were substantially renovated. In 1989, the property was converted to a cooperative and sold to Floral Park Owners, Inc. During 1996, 7 units were sold, resulting in a net gain, before taxes, of $231,000. Rents received during 1996, from the unsold apartments and garage spaces totaled $609,000 and maintenance charges paid to the cooperative association and costs for maintenance employees totaled $614,000. For 1996, Parkway Associates had a net operating income of $188,000, after eliminating intercompany transactions. The Bank's net investment in Parkway was $48,000 at December 31, 1996.

     Elmback Associates - Elmback Associates ("Elmback") is a partnership between two of the Bank's wholly-owned subsidiary corporations, Before Real
Estate, Inc. and Afta Real Estate, Inc., each of which has a 50% partnership interest. At December 31, 1996, Elmback owned 29.8% of the cooperative shares representing 18 unsold apartment units in a six story cooperative apartment building with 61 units, located in a low to moderate income area of Jamaica, Queens County, NYC. The property, originally acquired by deed in lieu of foreclosure in 1980, was subsequently renovated and operated as a rental property. During 1996, 3 units were sold resulting in a net gain, before taxes, of $57,000. In 1988, the property was converted to a cooperative and sold to 87-46 Chelsea Owners, Inc. The shares, relating to the unsold units, are carried at zero value. Rents received during 1996, on the unsold apartment units totaled $128,000 covering the $105,000 of maintenance charges paid to the cooperative association.

     In addition, as part of a 1994 mortgage loan workout between the Bank and an unrelated borrower, Elmback took title to cooperative shares representing 57 unsold cooperative apartments in an 82 unit cooperative property, located in Brooklyn, New York. During 1994 and 1995, some of the units were improved and marketed for sale. During 1996, 10 units were sold and $148,000 of gains were deferred. The remaining 33 units are reflected on the Company's consolidated statement of financial condition as ORE, and account for substantially all of the Bank's $647,000 of ORE. This property generated a net loss of $99,000 for 1996. (See "Other Real Estate" page 29, herein.)

     For 1996, Elmback Associates had a net operating loss of $24,000, after eliminating intercompany transactions. The Bank's net investment in Elmback was $637,000 at December 31, 1996.

     D & D Associates - D & D Associates ("D&D") is a partnership formed by Pendex Real Estate Corp. and Sutdex Real Estate, Inc., two wholly-owned subsidiaries of the Bank, each of which holds a 50% partnership interest. At December 31, 1996, D&D owned 27.2% of the shares representing 41 unsold units in two six-story cooperative apartment buildings with 176 units. These buildings, located in Jamaica, Queens County, NYC, were originally acquired through foreclosure proceedings in 1981. Subsequent to foreclosure, the buildings were renovated and operated as rental properties. During 1985, one of the buildings was converted to a cooperative and sold to the Tyler Towers Owners Corp. During 1988, the second building was converted to a cooperative and sold to the Park Sanford Owners Corp. The shares, relating to the unsold apartment units, are carried at zero value. During 1996, 12 units were sold, resulting in a net gain before taxes of $139,000. Rental income from the buildings for 1996 totaled $245,000 covering the maintenance charges of $203,000 paid to the cooperative association. For 1996, D&D Associates had a net operating income of $166,000, after eliminating intercompany transactions. The Bank's net investment in D&D was $68,000 at December 31, 1996.

     Bay Hill Gardens - Bay Hill Gardens is a partnership between 110-11 72nd Ave., Corp. and Yalcrab Real Estate, Inc., two of the Bank's wholly-owned subsidiary corporations, each of which holds a 50% interest in the partnership. For 1996, this subsidiary had net income before taxes of $462,000, which resulted from a real estate tax refund from prior years. At December 31, 1996, the Bank had a net liability for this subsidiary of $55,000, comprised primarily of accounts payable.

     1995 Associates - 1995 Associates is a partnership between Jamsab Realty Corp. and Jasthree Inc., two wholly-owned subsidiary corporations of the Bank, holding 99% and 1% interests in the partnership, respectively. The partnership was formed in 1973 to construct and operate an 18 story commercial building at 1995 Broadway, Manhattan, NYC, in which the Bank leased the main floor for a branch office. During 1989, the Bank purchased the branch office space from the partnership upon conversion of the property to a two-unit condominium consisting of the branch office on the main floor and the office tower. For 1996, this partnership had net income, before taxes of $851,000, after eliminating intercompany transactions. The Bank's net investment in 1995 Associates was $5.7 million at December 31, 1996.

     Lefmet Corp. - Lefmet Corp., a wholly-owned subsidiary corporation of the Bank, owns and operates commercial property consisting of seven stores located in Kew Gardens, Queens County, NYC, one of which the Bank occupies as a branch office. During 1996, the property generated net income, before federal taxes, of $42,000, after eliminating intercompany transactions. The Bank's net investment in Lefmet Corp. was $195,000 at December 31, 1996.

     Jade Associates and LeHavre Associates - Prior to December 1993, Jade was a joint venture between Sher Park Realty Corp., ("Sher Park") a wholly-owned subsidiary of the Bank and an unrelated general contractor, each with a 50% interest. The joint venture was formed to fund, construct and subsequently sell an eighty-four unit condominium complex in Flushing, New York.

     The project was initially funded through equal contributions from the partners and an $11.6 million building loan from LeHavre Associates ("LeHavre"), another wholly-owned subsidiary of the Bank. (LeHavre is a partnership between Jas Cove Corp. and Avre Realty Corp., both wholly-owned subsidiary corporations of the Bank.) Between 1989 and 1993, a total of $4.0 million of reserves were established against the investment and the loan, related to a decline in the value of the property.

     In December of 1993, an agreement was entered into with the joint venture partner, whereby: (1) Jamlyn Realty Corp. ("Jamlyn"), a wholly-owned subsidiary corporation of the Bank, acquired the joint ventures partner's 50% interest; (2) the outside partner was forgiven the excess contributions of $1.5 million made by Sher Park; (3) Jamlyn paid the costs, which totaled $579,000, incurred in connection with the transfer of the partnership interest and property. The inter-company loan from LeHavre was eliminated during 1994.

     During 1996, 12 units were sold, resulting in deferred gains of $104,000, as sales are being accounted for under the cost recovery method. At December 31, 1996, of there were 49 units remaining. For 1996, this property generated pretax income of $173,000. The Bank's net investment in Jade was $4.6 million at December 31, 1996.

     Concerned Management - Concerned Management is a wholly-owned subsidiary of the Bank, which was formed in 1979 to manage and operate the real estate acquired by the Bank's other subsidiary corporations and partnerships. Concerned Management operates from an office, which is leased, located in Flushing, Queens County, NYC. The Bank's net investment in Concerned Management was $8,000 at December 31, 1996.

     Other Subsidiaries - Of the Bank's remaining four wholly-owned subsidiary corporations, three are nominee corporations used in the conduct of the Bank's business. The fourth, Jam-Ser Corp., was formed to act as agent to sell life insurance as permitted by New York State law.


Savings Bank Life Insurance
---------------------------

     The Bank is a customer of the Savings Bank Life Insurance ("SBLI") Department, which is a separate legal mutual entity owned by its policy holders. The Bank, through the SBLI Department offers SBLI to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $350,000 in group coverage per insured under the SBLI Department's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Bank and while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationships with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.


Personnel
---------

     As of December 31, 1996, the Bank had 315 full-time employees and 117 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


Regulation And Supervision
--------------------------

     The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in the Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

     General - The Company, as a unitary savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA") and the Securities and Exchange Commission ("SEC") under the federal securities laws. In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act"). Certain regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein.

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     Holding Company Regulations - The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). (See "Federal Savings Institution Regulation - Qualified Thrift Lender Test" page 16, herein.) Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, the HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.


Federal Savings Institution Regulation
--------------------------------------

     Capital Requirements - The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio; a 3.0% leverage (core) capital ratio; and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital ratio, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial rating system), and together with the risk-based capital standard itself, a 4% Tier I risk based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage (core) ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. At the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case and on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component. A table presenting the Bank's capital position at December 31, 1996 is presented in Note 26 to the Consolidated Financial Statements, contained on page 41 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

     A reconciliation between the Bank's regulatory capital and GAAP capital at December 31, 1996 in the accompanying consolidated financial statements is presented below:

                                                            Tangible Capital
                                                             (In thousands)

             GAAP capital-originally reported to
              regulatory authorities and on the Bank's
              consolidated financial statements ............     $  223,791

            Less:
             Regulatory capital adjustments:
              Investments in Non-includable Subsidiaries ...         13,687
              Adjustment for net unrealized gains,
               net of tax ..................................         21,795
                                                                 ----------

               Regulatory Capital...........................     $  188,309
                                                                 ==========


     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, (the "regulations") the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization.

     The  regulations  define five  capital  categories  and provide the minimum
numerical  requirements,   subject  to  certain  exceptions,  for  each  capital
category, as detailed below.

                                Total Risk-      Tier I         Leverage      Tangible Capital
Capital Category                Based Ratio      (Core)          Ratio         to Assets Ratio
----------------------------------------------------------------------------------------------
Well capitalized                10% or above   6% or above   5% or above         N/A
Adequately capitalized          8% or above    4% or above   4% or above(1)      N/A
Undercapitalized                Less than 8%   Less than 4%  Less than 4%(1)     N/A
Significantly undercapitalized  Less than 6%   Less than 3%  Less than 3%        N/A
Critically undercapitalized         N/A            N/A           N/A          2% or less

(1)  3% for institutions with the highest examination rating.

     Well capitalized institutions must meet or exceed each of the ratios shown in the table and may not be subject to any order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Institutions failing to meet any one of the minimum capital requirements will be considered undercapitalized, significantly undercapitalized or critically undercapitalized, depending on the institution's capital condition. An institution's capital category is determined on the basis of its most recent Call Report, Thrift Financial Report, or Report of Examination. Subject to narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is identified as "critically undercapitalized". The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Compliance with such plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, increased monitoring by regulators, restrictions on growth, capital distributions and expansion. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts - Deposits of the Bank are insured by the BIF. Both the BIF and the Savings Association Insurance Fund ("SAIF"), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until 1995, members of the BIF and SAIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve ratio in 1995, whereas the SAIF is not expected to meet or exceed the required level until 2002 at the earliest. This situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC adopted a new assessment rate schedule from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. The $2,000 statutory minimum assessment has been eliminated. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continues, it may have adverse consequences for SAIF members, including reduced earnings and impaired the ability to raise funds in the capital markets. In addition, SAIF members were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 15, 1995, payable November 27, 1996.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Effective January 1, 1997, BIF deposits are assessed for the FICO obligation of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full prorata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations exist at that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments ranging from 0 to 27 basis points as of January 1, 1997, which rates are comparable to those assessed for BIF members. The Bank paid $2,000 in FDIC insurance premiums during 1996, of which $500 was subsequently refunded as a result of legislation eliminating the statutory minimum assessment. BIF and SAIF members will continue to pay assessments, as described above, to fund the FICO obligation. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation - The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bill would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation will be enacted, the extent to which legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower - Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan to a single or related group of borrowers in an amount greater than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank was in compliance with this limitation, with the highest aggregate loans to one borrower of $25.2 million, or 11.2 % of the Bank's capital. The Company, as a unitary savings and loan holding company, is not subject to the loan to one borrower limitation. Management reviews the loans to one borrower limit at the time the loan is made, however, subsequent changes in the Bank's capital position may cause credit concentrations to exceed 15% of the Bank's capital. The Bank carefully monitors the creditworthiness of borrowers with high concentrations of credit as well as the properties that secure these loans.

     Qualified Thrift Lender Test - The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (defined as total assets, less: intangible assets including goodwill; property used by the institution in conducting its business and specified liquid assets up to 20% of total assets) in "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 86.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitations on Capital Distributions - OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event a bank's capital falls below its regulatory requirements or is notified by the OTS that it is in need of more than normal supervision, an institution's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval, provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

     Liquidity - Information regarding liquidity appears under the caption "Liquidity and Capital Resources" included on pages 15 and - 16 in the 1996 Annual Report to Stockholders.

     Assessments - Savings institutions are required to pay assessments to the OTS, to fund the operations of the OTS. The general assessments, to be paid on a semiannual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's total assessments for the year ended December 31, 1996, was $262,000.

     Branching - OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties - The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and the Bank's real estate subsidiaries), or to make loans to certain insiders, is limited by Section 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution, as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated individuals or entities. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act. Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement - Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, or cease and desist orders; the removal of officers and/or directors; appointment of a receiver or conservator; or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or possibly $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness - The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

     Grandfathered Savings Bank Authority - Until 1983, the Bank was a New York state chartered savings bank with investment powers conferred by New York State law. The Bank retained such power when it converted to a federally chartered savings bank. The HOLA and OTS regulations empower the Bank to exercise all the powers that its predecessor state chartered savings bank possessed under New York State law, whether or not such powers had been exercised, subject to the authority of the OTS and FDIC to limit such powers for safety and soundness reasons. These powers, which were preserved in the FIRREA, are in addition to powers the Bank possesses as a federally chartered savings bank. Where a "grandfathered" power overlaps with a power authorized under federal law, the Bank may act under the more favorable authority.

        The grandfathered powers include the authority to invest in various types of investment securities, including corporate bonds and stock, and in real estate development. In addition, the Bank has grandfathered authority to make leeway investments, which include, subject to certain specific exceptions, any investment not otherwise authorized by the New York State Banking Law at the time of the Bank's charter conversion, provided that any single investment does not exceed 1% of the Bank's assets and that all such investments do not exceed 5% of its assets. At December 31, 1996, the Bank's capital investments, computed for regulatory purposes, retained under the leeway provisions were $14.1 million, or 1.0% of the Bank's assets. Under generally accepted accounting principles, these assets netted to $10.7 million, on a consolidated basis. These powers allow the Bank to pursue diversified acquisition opportunities and provide the Bank with flexibility in restructuring its assets. The Bank intends to continue to utilize these powers as opportunities arise and as permitted under applicable rules and regulations. (See "Thrift Rechartering Legislation" page 16, herein.)

     Federal Home Loan Bank System - The Bank is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB provides a central credit facility, primarily for member institutions. The Bank, as a member of the FHLB-New York ("FHLB-NY"), is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, if any, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1996 of $6.8 million. Should the Bank obtain FHLB advances, these advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements have limited the FHLB-NY's ability to pay dividends to their members and could also result in the FHLBs imposing higher interest rates on advances to their members. Further, there can be no assurance that the impact of FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-NY stock held by the Bank. For the years ended December 31, 1996, 1995 and 1994, dividends from the FHLB-NY to the Bank were $438,000, $481,000 and $514,000 respectively. Changes in the dividends paid by the FHLB affect the Bank's net interest income.

     Federal Reserve System - The Federal Reserve Board ("FRB") regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During 1996, the FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the FRB) a reserve requirement of 3%; and for accounts greater than $52.0 million, a reserve requirement of $1.6 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

     The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements which may be imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of the reserve requirement is to reduce the Bank's interest earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window", but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


Taxation
--------

     General - The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Bank was audited by the Internal Revenue Service for taxable years 1990 through 1993 and audited for New York State taxes for taxable years 1991 through 1993. The Bank was notified that a New York City tax audit was scheduled for taxable years 1991 through 1993.

     Federal - The Bank is subject to the rules of federal income taxation applicable to corporations. The Bank computes taxable income, using the accrual method of accounting, on a consolidated basis. The current maximum federal corporate tax rate for all income, including capital gains, is 35%.

     Bad Debt Reserves: The Bank, as a "qualifying thrift", was permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at taxable income. The Bank will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 7701(a)(19)(C) of the Internal Revenue Code of 1986, as amended (the "Code"). These assets generally include cash, obligations of the United States or an agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, residential real estate loans and related loans, loans secured by savings accounts, student loans and property used by the Bank in the conduct of its business.

     Recently, the federal law was amended to eliminate the reserve method. The new law eliminated the reserve method, including the percentage of taxable income method of computing the federal bad debt deduction for taxable years beginning after December 31, 1995. The legislation requires recapture of reserves accumulated after 1987 (the base year). The Bank's base year reserve is equal to the Bank's bad debt reserve at December 31, 1995 for federal income tax purposes and accordingly there is no excess to recapture. The base year reserves and supplemental reserve are frozen, not forgiven. These reserves continue to be segregated as they are subject to recapture if used for purposes other than to absorb losses on loans.

     State and Local Taxation - The Bank is subject to New York State ("NYS") Franchise Tax on Banking Corporations and to the NYC Banking Corporation Tax.

     The NYS and NYC taxes on banking corporations are each imposed in an annual amount equal to the greater of; (1) 9% of the Bank's "Entire Net Income" allocable to NYS (and to NYC for purposes of the City tax) during the taxable year, or (2) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (1) a percentage of the value of the Bank's assets allocable to NYS (and to NYC for the City tax) with certain modifications, (2) 3% of the Bank's "Alternative Entire Net Income" allocable to NYS (and to NYC for the City tax) or (3) A minimum tax of $325 ($300 in the case of the NYC tax).

     For purposes of the NYS and NYC taxes on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income", subject to certain further modifications.

     New York State adopted legislation to reform the franchise taxation of thrift reserves for loan losses. The act applies to taxable years beginning after December 31, 1995. The legislation, among other things, "decouples" New York State's thrift bad debt provisions from the federal tax law, discussed above and continues to allow a percentage of taxable income bad debt deduction, subject to certain overall limitations. The New York State bad debt deduction will no longer be predicated on the Federal deduction.

     In addition to the foregoing, the New York State Tax Law also imposes a temporary surcharge equal to 17% of that portion of the NYS franchise tax otherwise payable which is attributable to the Bank's activities in NYC and in several other New York counties in the NYC Metropolitan Area. This surcharge currently applies to taxable years ending before December 31, 1997. Further, for years ending after June 30, 1989 and before July 1, 1997, New York State imposes a surcharge. This surcharge is equal to 2.5% of the franchise tax after the deduction of credits for calendar year 1996. This credit is reduced to 0% for years ending after June 30, 1997.

     New York City adopted legislation to reform the franchise taxation of thrift reserves for loan losses. The act applies to taxable years beginning after December 31, 1995. The legislation, among other things, "decouples" New York City's thrift bad debt provisions from the federal tax law, discussed above and continues to allow a percentage of taxable income bad debt deduction, subject to certain overall limitations. The New York City bad debt deduction will no longer be predicated on the Federal deduction. The New York State and New York City law allows the percentage of taxable income deduction subject to certain overall limitations.

     Delaware Taxation - As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                STATISTICAL DATA

     The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1996 Annual Report to Stockholders as Exhibit 13.01.

I. Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential

A, B. Page 9 of the Company's 1996 Annual Report to Stockholders (portions of which are filed herewith as Exhibit 13.01) presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Average Balance Sheet" and is incorporated herein by reference.

C.   Interest Differential

     Page 10 of the Company's 1996 Annual Report to Stockholders (portions of which are included herewith as Exhibit 13.01) presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

     Interest Rate Sensitivity Analysis

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     At December 31, 1996, the Company had a negative short-term gap. In general, the lower the level of market interest rates (on a relative basis), the shorter (term) the Company's investments. The Company generally invests in securities with maturities ranging from three months to two years. As interest rates increase the Company purchases securities with longer terms, and may purchase securities with maturities of up to three years. While management regularly reviews the Company's gap analysis, the gap is considered an analytical tool which has limited value. Management has long followed short-term, high quality standards for the Company's interest-earning asset portfolios, resulting in high liquidity. This strategy enables the Company flexibility to reprice assets and liabilities over a relatively short period of time.

     The following prepayment rate assumptions for mortgage loans are based upon historical performance. Prepayment rate assumptions for fixed rate one-to four-family mortgage loans and mortgage-backed securities ("MBS") based upon the remaining term to contractual maturity were as follows: (a) 30% if less than six months; (b) 12% if beyond six months to one year or beyond five to ten years;
(c) 10% if beyond one year to three  years or beyond ten years to twenty  years;
(d) 8% if beyond three years to five years; and (e) 19% if beyond 20 years. All other mortgage loans are assumed to prepay at 3%. Adjustable-rate mortgages are assumed to prepay at 15% and second mortgages at 18%. All deposit accounts, which are subject to immediate withdrawal/repricing, except certificates, are assumed to reprice in the earliest period presented. Securities available-for-sale, which are comprised entirely of marketable equity securities which do not have a fixed maturity date, are reflected as repricing in the five to ten year category.

         The following table sets forth, as of December 31, 1996, repricing information on earning assets and interest bearing liabilities. The data reflects estimated principal amortization and prepayments on mortgage loans, and estimated attrition of deposit accounts based as previously discussed. The table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is beyond the Bank's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.


                                                              At December 31, 1996
                                                              --------------------
                                              More      More      More       More      More
                                              Than      Than      Than       Than      Than
                                               3       1 Year    3 Years    5 Years  10 Years    More
                                    0-3      Months     to 3      to 5       to 10    to 20      Than
                                   Months   to 1 Year  Years      Years      Years    Years    20 Years      Total
                                  -------   ---------  ------    -------    -------  --------  --------     ------
                                                                 (Dollars in Thousands)
Interest earning assets:
  Mortgage loans ,net (1)........ $ 77,153   $157,456 $236,821   $151,854  $163,351  $  31,602  $ 13,991   $  832,228
  Debt and equity securities and
   other investments, net (2)....  101,859     84,829  119,816       -       51,021       -         -         357,525
  CMOs, net......................   29,174     76,756   46,436      2,906      -          -         -         155,272
  MBS, net.......................      301        873    1,748        889     1,081        700      -           5,592
  Other loans, net (1)...........      153        701   12,235      4,291    10,493       -         -          27,873
  Federal funds sold.............   86,500       -        -          -         -          -         -          86,500
                                  --------   -------- --------   --------  --------  ---------  --------   ----------

    Total interest earning assets  295,140    320,615  417,056    159,940   225,946     32,302    13,991    1,464,990
                                  --------   -------- --------   --------  --------  ---------  --------   ----------


Interest bearing liabilities:
  Passbook and lease
   security accounts......... ...  599,951       -        -          -         -          -         -         599,951
  Certificate accounts...........  130,340    193,448   48,391     14,969        17       -         -         387,165
  Money market accounts..........   89,081       -        -          -         -          -         -          89,081
  NOW accounts...................   36,256       -        -          -         -          -         -          36,256
                                  --------   -------- --------   --------  --------  ---------  --------   ----------


    Interest bearing liabilities.  855,628    193,448   48,391     14,969        17       -         -       1,112,453
                                  --------   -------- --------   --------  --------  ---------  --------   ----------


Interest sensitivity gap
  per period.................... $(560,488)  $127,167 $368,665   $144,971  $225,929  $  32,302  $ 13,991   $  352,537
                                 =========   ======== ========   ========  ========  =========  ========   ==========


Cumulative interest
  sensitivity gap............... $(560,488) $(433,321)$(64,656)  $ 80,315  $306,244   $338,546  $352,537   $     -
                                 =========  ========= ========   ========  ========   ========  ========   =======

Percentage of gap per period to
    total assets.................  (36.97%)     8.39%    24.32%     9.56%    14.90%      2.13%     0.92%

Percentage of cumulative gap to
     total assets................  (36.97%)   (28.58%)   (4.26%)    5.30%    20.20%     22.33%    23.25%

(1) Includes non-performing loans and excludes the allowance for possible loan losses.

(2) Securities available-for-sale are shown including the market value appreciation of $39.3 million, before tax, from Statement 115.


Note:
Certain short comings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which limit changes in interest rates on a short-term basis and over the life of the asset. Further, in event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table.

                              INVESTMENT PORTFOLIO


     A. The following table sets forth certain information regarding the Company's investment portfolio at the dates indicated:

                                                                            At December 31,
                                                                   1996         1995          1994
                                                                   ----         ----          ----
                                                                           (In Thousands)
           Securities Available-for-Sale:
             Marketable equity securities, at fair value .....    $ 51,021     $ 40,071     $ 27,646
                                                                  ========     ========     ========

           Securities Held-to-Maturity:
             U.S Government and federal agency securities ....    $299,645     $439,896     $404,651

             CMOs, net .......................................     155,272      144,607      314,180

             Mortgage-backed securities:
               GNMA, net .....................................       4,999        6,667        8,597
               FNMA, net .....................................         152          235          325
               FHLMC, net ....................................         441          655          877
                                                                  --------     --------     --------

               Total .........................................    $460,509     $592,060     $728,630
                                                                  ========     ========     ========


           Other investments:
             FHLB-NY stock (investment required by law) ......    $  6,829     $  6,272     $  6,082
             Other stock......................................          30           30           70
                                                                  --------     --------     --------
               Total other investments........................    $  6,859     $  6,302     $  6,152
                                                                  ========     ========     ========

Contractual Maturity Distribution

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's securities held-to-maturity at December 31, 1996. The table does not reflect prepayments or scheduled amortization on CMOs or MBS. For MBS, the maturities indicated are the dates the final payments are due. For CMOs, the maturities reflect the "final payment dates", which as defined by the issuer, represent the latest date by which the CMO will be retired. The assumptions used by the issuer in calculating the final payment dates are highly conservative, and the actual retirement may occur earlier than its final payment date. The estimated actual average maturity on the entire CMO portfolio at December 31, 1996 was fifteen months. For principal reduction on these securities, for the years ended December 31, 1996, 1995 and 1994: See the "Consolidated Statements of Cash Flows", included on pages 22 and 23 of the 1996 Annual Report to Stockholders.


                                                           At December 31, 1996
                                                       ------------------------
                         One Year or Less     Over 1 to 5 Years     Over 5 to 10 Years      After 10 years
                       -------------------   -------------------   --------------------    ---------------
                                  Weighted              Weighted              Weighted              Weighted
                       Carrying   Average    Carrying   Average     Carrying  Average     Carrying   Average
                        Value     Yield       Value     Yield        Value     Yield       Value     Yield
                        -----     -----       -----     -----        -----     -----       -----     -----
                                                      (Dollars in Thousands)
Federal agency ......  $ 95,000    5.29%     $   -          -  %    $   -        -  %     $  -           - %
U.S. Government .....    84,829    5.75       119,816      6.14         -        -           -           -
CMOs ................      -        -          55,649      5.47       99,623    5.82         -           -
MBS .................      -        -           2,152     10.94         -        -          3,440      9.61
                       --------              --------               --------   -----      -------
     Total ..........  $179,829    5.51%     $177,617      5.99%    $ 99,623    5.82%     $ 3,440      9.61%
                       ========              ========               ========   =====      =======

                                 LOAN PORTFOLIO

     A. The following table sets forth the composition of the mortgage and other loan portfolios in dollar amounts:


                                                                   At December 31,
                                                  ------------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                    ----      ----      ----      ----      ----
                                                                   (In Thousands)
     Mortgage loans:
       Multi-family ..........................    $433,224  $344,337  $294,003  $238,756  $207,192
       Underlying cooperative ... ............     262,221   263,972   251,580   253,460   235,439
       One- to four-family ...................      76,848    82,391    86,531    95,357   113,948
       Commercial ............................      61,829    55,662    58,070    59,942    63,373
       Construction ..........................       1,836     1,492     2,518       410      -
                                                  --------  --------  --------  --------  --------
          Total mortgage loans ...............     835,958   747,854   692,702   647,925   619,952
                                                  --------  --------  --------  --------  --------


     Other loans:
       Student ...............................       6,204     7,466     9,656    11,132    11,504
       Loans secured by deposit accounts .....       8,328     8,489     9,167     9,340    10,076
       Property improvement ..................       8,775     9,165     6,762     5,599     5,624
       Consumer ..............................       4,350     4,092     1,821     1,516     1,892
       Overdraft loans .......................         237       220       224       210       181
                                                  --------  --------  --------   -------  --------
          Total other loans ..................      27,894    29,432    27,630    27,797    29,277
                                                  --------  --------  --------  --------  --------


          Total loans receivable .............     863,852   777,286   720,332   675,722   649,229
                                                  --------  --------  --------  --------  --------


     Less:
       Unearned discounts, premiums and
        deferred loan fees, net ..............       3,751     4,344     4,952     3,210     3,601
       Allowance for possible loan losses ....       5,327     4,697     4,085     4,136     3,554
                                                  --------  --------  --------  --------  --------


          Loans receivable, net ..............    $854,774  $768,245  $711,295  $668,376  $642,074
                                                  ========  ========  ========  ========  ========


B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the contractual maturity of the loan portfolios at December 31, 1996. The table does not reflect prepayments, or scheduled principal amortization or repricing of adjustable rate loans. (For principal reduction on loans, for the years ended December 31, 1996, 1995 and 1994: See the "Consolidated Statements of Cash Flows", included on pages 22 and 23 in the 1996 Annual Report to Stockholders.)

                                                                                   Other
                                                  Mortgage Loans                   Loans      Total
                                                  --------------                   -----      -----
                                                           (In Thousands)
                                         Under-    One-to
                               Multi-    lying-    Four-     Commer-  Construct-
                               Family    Co-op     Family     cial       tion       Other
                               ------    -----     ------     ----       ----       -----
  Amounts due:
    Within 1 Year .........   $ 35,340  $ 19,603  $  9,053  $ 21,870  $   1,613   $ 8,505    $ 95,984
                              --------  --------  --------  --------  ---------   -------    --------
  After 1 Year:
    1 to 2 years ..........     12,844    22,283       356     6,723       -        1,886      44,092
    2 to 3 years ..........     30,900    12,723       615     2,045        223     2,719      49,225
    3 to 5 years ..........    105,074    73,539     1,227     5,449       -        4,291     189,580
    5 to 10 years .........    218,096   106,368     5,777    22,006       -       10,493     362,740
    10 to 20 years ........     30,516    27,705    36,866     3,736       -         -         98,823
    Over 20 years .........        454      -       22,954      -          -         -         23,408
                              --------  --------  --------  --------  ---------   -------    --------
Total due after 1 year ....   $397,884  $242,618  $ 67,795  $ 39,959  $     223   $19,389    $767,868
                              --------  --------  --------  --------  ---------   -------    --------
      Total amounts due ...   $433,224  $262,221  $ 76,848  $ 61,829  $   1,836   $27,894    $863,852
                              ========  ========  ========= ========  =========   =======    --------
  Less:
    Unearned discounts,
     premiums and deferred
     loan fees, net .......                                                                     3,751
    Allowance for possible
     loan losses ..........                                                                     5,327
                                                                                             --------
  Loans receivable, net ...                                                                  $854,774
                                                                                             ========


     The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997 and whether such loans have fixed interest rates or adjustable interest rates.

                                                     Fixed      Adjustable       Total
                                                     -----      ----------       -----
                                                              (In Thousands)
     Due after December 31, 1996:
        Mortgage loans:
          Multi-family ........................  $  397,884      $  -         $  397,884
          Underlying cooperative ..............     242,618         -            242,618
          One-to four-family ..................      59,302        8,493          67,795
          Commercial ..........................      39,959         -             39,959
          Construction ........................         223         -                223
        Other loans:
          Student .............................       3,319        2,659           5,978
          Loans secured by deposit accounts ...         421         -                421
          Property improvement ................       8,568         -              8,568
          Consumer ............................       4,185         -              4,185
          Overdraft loans .....................         237         -                237
                                                 ----------      -------      ----------
        Total loans receivable ................  $  756,716      $11,152      $  767,868
                                                 ==========      =======      ==========

     C. Delinquencies and Classified Assets - Delinquent loans are reviewed by management monthly and by the Board of Directors quarterly. When a borrower fails to make a scheduled loan payment, efforts are made to have the borrower cure the delinquency. The borrower is notified of the delinquency in writing and by telephone by the Bank's collection staff. For mortgage loans, under certain circumstances, a site inspection of the property is required. Most delinquencies are cured within 90 days and no legal action is taken. If a mortgage delinquency exceeds 90 days, the Bank institutes measures to enforce its remedies, including commencing a foreclosure action. For delinquent Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans, the Bank follows notification and foreclosure procedures prescribed by FHA and VA. Property acquired by the Bank as a result of a foreclosure is classified as "Other Real Estate". For uninsured non-mortgage loans, delinquent loans are charged off after 120 days and are referred to the Bank's attorneys for collection.


     At December 31, 1996, 1995 and 1994, delinquencies in the loan portfolios were as follows:

                                            61-90 Days           90 Days and Over
                                            ----------           ----------------
                                        Number   Principal      Number   Principal
                                         of      balance          of      balance
                                        loans    of loans       loans    of loans
                                        -----    --------       -----    --------
                                                 (Dollars in Thousands)
         At December 31, 1996
         --------------------
            Delinquent loans:
            Guaranteed1                  78      $  390         144       $   692
            Non-guaranteed                9          20          15        13,459
                                        ---      ------         ---       -------
                                         87      $  410         159       $14,151
                                        ===      ======         ===       =======
           Ratio of delinquent
             loans to total loans           .05%                   1.64%
                                            ===                    ====

         At December 31, 1995
         --------------------
            Delinquent loans:
            Guaranteed1                  91      $  476         132       $   751
            Non-guaranteed               10       8,165           8           324
                                        ---      ------         ---       -------
                                        101      $8,641         140       $ 1,075
                                        ===      ======         ===       =======
           Ratio of delinquent
             loans to total loans          1.11%                    .14%
                                           =====                    ===


         At December 31, 1994
         --------------------
           Delinquent loans:
           Guaranteed(1)                101      $  585         247       $   960
           Non-guaranteed                 9         119           9           329
                                        ---      ------         ---       -------
                                        110      $  704         256       $ 1,289
                                        ===      ======         ===       =======
           Ratio of delinquent
             loans to total loans           .10%                    .18%
                                            ===                     ===


          (1) Loans which are FHA, VA or SLMA guaranteed.

     The  following  table  sets  forth   information   regarding   non-accrual,
restructured and impaired loans and loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated.

                                                                At December 31,
                                                                ---------------
                                                  1996     1995      1994     1993     1992
                                                  ----     ----      ----     ----     ----
                                                            (Dollars in Thousands)
Mortgage loans:
 One-to four-family, multi-family and
  commercial real estate loans:
   Non-accrual loans (1) ...................    $12,754   $20,903   $  500   $ -      $ -
                                                -------   -------   ------   ------   ------
Accruing loans 90 or more days overdue:
 Conventional mortgages ....................        686       311      322      326    1,615
 VA and FHA mortgages (2) ..................        361       557      581      937    1,174
                                                 ------    ------   ------   ------   ------
      Total ................................      1,047       868      903    1,263    2,789
                                                 ------    ------   ------   ------   ------

Other loans:
  Non-accrual loans ........................       -          -       -        -        -
  Accruing 90 or more days overdue:
    Student loans ..........................        331       194      379      429      280
    Consumer loans .........................         19        13        7       19        5
                                                 ------    ------   ------   ------   ------
      Total ................................        350       207      386      448      285
                                                 ------    ------   ------   ------   ------



Total non-performing loans:
  Non-accrual ..............................     12,754    20,903      500     -        -
  Accruing 90 days or more overdue .........      1,397     1,075    1,289    1,711    3,074
                                                 ------    ------   ------   ------   ------
      Total ................................    $14,151   $21,978   $1,789   $1,711   $3,074
                                                =======   =======   ======   ======   ======


Non-accrual loans to total loans ...........       1.48%     2.69%     .07%     -  %     -  %
Accruing loans 90 or more days overdue
  to total loans ...........................        .16       .14      .18      .25      .47
Non-performing loans to total loans ........       1.64      1.78(3)   .25      .25      .47


At December 31:
Restructured loans .........................    $ 1,874   $ 1,663   $1,828    $ -     $  -


For the years ended 12/31:
Income forfeited due to
 restructured loans ........................    $    62   $    62   $    6    $ -     $  -


Income unrecorded due to
 non-accrual/impaired loans ................    $ 1,180   $   226   $  150(4) $ -     $  -



(1) See "Asset/Liability Management", included on pages 7 and 8 in the 1996 Annual Report to Stockholders.


(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. These loans, including the past due loans, do not present any significant collection risk to the Bank and therefore, are presented separately from conventional mortgages.


(3) Does not include the $8.2 million mortgage loan that was on non-accrual status, as payments were received through the bankruptcy court.


(4) As part of restructuring interest was waived, therefore loan was placed on non-accrual status.

     There were no loans included in the preceding table which were modified in a troubled debt restructure ("TDR"). The entire balance of impaired loans at December 31, 1996 represents loans on non-accrual status. The average balance of impaired loans for 1996 and 1995 was $12,754,000 and $208,000, respectively. There was no interest income recorded for impaired loans (for the period in which the loans were identified as impaired) during 1996 and 1995. For the years ended December 31, 1996 and 1995, impaired loans resulted in foregone interest of $1,180,000 and $29,000, respectively. At December 31, 1996 and 1995, loans restructured in a TDR, other than those classified as impaired loans and/or non-accrual loans, were $1,874,000 and $1,663,000, respectively. Interest forfeited attributable to these loans was $62,000, $62,000 and $6,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Classified Assets - Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS rules, the Bank recently discontinued classifying assets as "special mention" if such assets possessed weakness but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories. However, the Bank still maintains a "special mention" category under its internal asset review system.

     When an insured institution classifies problem assets as either "substandard" or "doubtful", it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     Allowances for Possible Loan and Other Credit Losses - The allowances for possible credit losses are established through provisions made, based on management's evaluation of the risk inherent in its asset portfolios and changes in the nature and volume of investment activity. Such evaluation, which includes a review of all assets for which full collection may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and other factors that warrant recognition in providing for adequate credit allowances. (For a more complete discussion of the Bank's problem assets see "Provision For Possible Loan Losses" and "Provision For Possible Other Credit Losses", included on page 11 in the 1996 Annual Report to Stockholders.)

    A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with other federal banking agencies, have an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that: institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     Potential Problem Loans and Other Assets and Subsequent Developments Management has identified underlying cooperative loans, which are less than 51% sold and have loan to value ratios greater than 30% as having a level of credit risk greater than underlying cooperative loans not meeting these criteria. At December 31, 1996, two underlying cooperative loans, totaling $3.6 million met both of these conditions.

     Other Real Estate - During 1994, as part of the restructuring of a $1.9 million mortgage loan secured by a cooperative building, the Bank, through a subsidiary corporation, took title to cooperative shares representing 57 apartments in an 82 unit cooperative property, located in Brooklyn, New York. As part of the agreement, the Bank made an additional five year loan to the cooperative to make improvements to the building and pay expenses of the cooperative association, In addition, on February 1, 1994, the scheduled maturity of the mortgage, the loan was extended for an additional five years at 7.25%. This additional loan is scheduled to be repaid over a five year period commencing March 1, 1994 through maintenance charged to the cooperative shareholders. At December 31, 1996, the balance of the additional loan was $386,000.

     In connection with this transaction $1.6 million of the $2.4 million cooperative indebtedness was reclassified from mortgage loans to ORE. The amount classified as ORE is based on the percentage of cooperative shares owned by the Bank, compared to the building's total cooperative shares. At December 31, 1996, the Bank included $1.3 million in mortgage loans and $607,000 in ORE in connection with this property. The carrying amount of ORE is increased by capitalized improvements, not to exceed net fair value, and reduced by deferred gains. At December 31, 1996, a deferred cumulative gain of $347,000 on the sale of 24 units was deferred; of the remaining 33 units owned by the Bank's subsidiary, 32 units were rented, and 1 unit was vacant and being marketed for sale. This property accounted for all but $40,000 of the $647,000 in ORE at December 31, 1996.

     ORE operations generated income of $772,000 for the year ended December 31, 1996. This income reflects a pre-tax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. The $705,000 gain reflects the recovery of $529,000 for legal fees, expensed in prior periods, incurred in connection with the foreclosure process. There were no provisions established against ORE during the year ended December 31, 1996.

     Claims Receivable - On February 6, 1995, the Superintendent of Banks for the State of New York seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. On that date, the Bank had: Federal funds sold to Nationar of $10,000,000; demand accounts of $200,000 and $38,000 of Nationar capital stock In May, 1995, management, in accordance with the Company's standard procedures for monitoring asset quality established a $2,040,000, or 20%, valuation allowance against the claims receivable. During 1995, the Bank wrote off the $38,000 stock investment.

     During 1996, the Bank received distributions from the Nationar estate, for all amounts invested, except the $38,000 of capital. Therefore, during the fourth quarter of 1996, the Bank fully recovered the $2,040,000 reserve.

                         SUMMARY OF LOAN LOSS EXPERIENCE


        Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized as follows, respectively, for the years ended December 31

Mortgage Portfolio Loan Loss Allowance:                  1996      1995      1994      1993      1992
--------------------------------------                   ----      ----      ----      ----      ----
                                                                     (Dollars in Thousands)
Balance at beginning of period                         $4,575    $3,976    $4,000    $3,400    $2,800
Provision for possible loan losses                        600       600       600       600       600
Loans charged-off                                        -           (1)     (624)     -         -
Recoveries of loans previously charged off                  1      -         -         -         -
                                                       ------    ------    -------   ------    ------
  Balance at end of period                             $5,176    $4,575    $3,976    $4,000    $3,400
                                                       ======    ======    ======    ======    ======

Ratios:

Net charge-offs to average mortgages                      -  %      -  %      .10%      -  %      -  %

Allowance for possible loan losses to
 net mortgage loans at December 31:                       .63%      .62%      .58%      .62%      .55%

Allowance for possible loan losses to mortgage
 loans delinquent 90 days or more at December 31:       37.50%     5.27x     4.40x     3.17x     1.22x

Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                         $  122    $  109    $  136    $  154     $ 176
Provision for possible loan losses                         40        36         8      -            1
Loans charged off                                         (33)      (43)      (40)      (33)      (41)
Recoveries of loans previously charged off                 22        20         5        15        18
                                                       ------    ------    ------    ------     -----
  Balance at end of period                             $  151    $  122    $  109    $  136     $ 154
                                                       ======    ======    ======    ======     =====

Ratios:
-------

Net charge-offs to average other loans                    .04%      .08%      .13%      .06%      .08%

Allowance for possible loan losses to
 net other loans at December 31:                          .54%      .42%      .40%      .49%      .53%

Allowance for possible loan losses to other
 loans delinquent 90 days or more at December 31:       43.14%    58.94%    28.24%    30.36%    54.04%


                                    DEPOSITS

     Deposit balances are summarized as follows at December 31:

                           1996                     1995                    1994
                           ----                     ----                    ----
                      Stated                   Stated                  Stated
                       rate      Amount         rate       Amount       rate       Amount
                       ----      ------         ----       ------       ----       ------
                                         (Dollars in Thousands)

Balance by interest rate:
    Demand              -  % $   31,940         -  %   $   30,711         - %    $   28,818
    NOW                2.47      36,256        2.47        36,680        2.66        36,866
    Money market       2.96      89,081        2.96        92,774        2.81       109,603
    Passbook & lease
      security         2.71     599,951        2.96       632,879        2.96       717,988

    Certificates:     -            -           -             -       2.95- 3.00         384
                      -            -       3.70- 4.00       2,083    3.01- 4.00     132,837
                  4.14- 5.00    174,155    4.01- 5.00     135,386    4.01- 5.00     131,177
                  5.01- 6.00    187,890    5.01- 6.00     203,054    5.01- 6.00      34,034
                  6.01- 7.00     25,120    6.01- 7.00      29,016    6.01- 7.00       9,063
                  7.01- 8.00       -       7.01- 8.00         863    7.01- 8.00       3,045
                  8.01- 9.00       -       8.01- 9.00        -       8.01- 9.00         609
                  9.01-10.00       -  _    9.01-10.00        -       9.01-10.00        -
                             ----------                ----------                -------
                                387,165                   370,402                   311,149
                             ----------                ----------                ----------
Total deposits               $1,144,393                $1,163,446                $1,204,424
                             ==========                ==========                ==========

Time certificates in
 excess of $100,000          $   32,676                $   27,039                $   19,663
                             ==========                ==========                ==========




     The following table sets forth the maturity of certificate accounts in amounts of $100,000 or more at December 31:

                                                       1996
                                                       ----
                                                  (In Thousands)

     Three months or less                             $11,792
     Over three months  through six months             10,132
     Over six months through twelve months              5,816
     Over twelve months                                 4,936
                                                      -------
                                                      $32,676
                                                      =======

        The following table sets forth certain of the Bank's average interest bearing deposit categories and the related average interest rates for the years ended December 31:

                             1996                 1995                 1994
                             ----                 ----                 ----
                                         (Dollars in Thousands)

                       Amount    Rate      Amount     Rate      Amount     Rate
                       ------    ----      ------     ----      ------     ----

Passbook and lease
 security           $  615,591   2.72%  $  661,356    2.88%    $  765,098  2.77%
Certificates           383,215   5.16      343,229    5.14        292,762  3.75
Money Market            91,597   3.08       99,016    3.08        122,277  2.78
NOW                     36,338   2.47       37,073    2.55         37,937  2.56
                    ----------          ----------             ----------
                    $1,126,741   3.57%  $1,140,674    3.57%    $1,218,074  3.00%
                    ==========          ==========             ==========

     The FDIC, an agency of the U.S. Government, insures each depositor's savings up to $100,000 through the BIF.



Financial Highlights

For the Years Ended December 31:          1996     1995      1994
-------------------------------           ----     ----      ----
Return on average assets                  1.74%    1.44%     1.46%
Return on average equity                  8.05     6.67      7.19
Dividend payout ratio(1)                 47.24    50.25     35.64
Average equity to average assets         21.65    21.60     20.36
Equity to total assets                   22.12    22.01     20.93
Interest rate spread                      3.90     3.82      3.75
Net interest margin                       4.68     4.60      4.36
Non-interest expense to
 average assets                           1.80     1.92      1.92
Non-performing loans to total loans(2)    1.64     1.78      0.25
Non-performing assets to total assets(2)  0.98     1.50      0.22
Efficiency ratio(3)                      40.40    42.36     44.57
Ratio of net interest income to
 non-interest expense                     2.44x    2.27x    2.15x
Average interest earning assets to
 average interest bearing liabilities     1.28x    1.28x    1.25x


(1) Dividend payout ratio is calculated by dividing dividends declared per share by net income per share.

(2) See also "Asset/Liability Management", included on pages 7 and 8 in the 1996 Annual Report to Stockholders.

(3) Amount is determined by dividing non-interest expense, excluding Other Real Estate (income) expense, by net interest income plus loan fees and service charges.

                                   BORROWINGS

     The Bank has not directly borrowed funds since 1984, however, in the event that the Bank should require funds beyond its internal ability, it may take advances from the Federal Home Loan Bank, New York.

     The final payment on the Employee Stock Ownership Plan ("ESOP") obligation was made during 1994, through the Bank's contributions of $1.0 million. Total interest expense incurred on the obligation during 1994 was $25,000. The Bank has continued to make contributions to a non-leveraged ESOP.



ITEM 2.  PROPERTIES
         ----------

     The Bank conducts its business through 13 full-service branch offices, 10 located in the borough of Queens, one in the borough of Manhattan and one each in Nassau and Suffolk counties. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. (See Note 9 to the Consolidated Financial Statements, included on page 31 in the 1996 Annual Report to Stockholders.)



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Bank is a defendant in several lawsuits arising out of the normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these matters is not expected to have a material adverse effect on the results of operations, business operations or the consolidated financial condition of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS
                  ------------------
     The following table sets forth certain information with respect to each executive officer of the Company who is not also a director of the Company. The Board of Directors appoints or reaffirms the appointment of all of the Company's Executive Officers each April. The term of each Executive Officer of the Company is generally one year, or until a respective successor is elected (or appointed).

                          Age at          Position held
Name                December 31, 1996     with the Company
----                -----------------     ----------------
John F. Bennett            62             Senior Vice President
Ronald C. Spielberger      59             Senior Vice President
Jack Connors               47             Senior Vice President
John Conroy                50             Senior Vice President
Bernice Glaz               55             Senior Vice President
Lawrence J. Kane           43             Senior Vice President
Thomas R. Lehmann          46             Chief Financial Officer
Robert A. Neumuth          53             Senior Vice President
Joseph J. Hennessy         54             Asst. Treasurer/Comptroller

     The following table sets forth certain information with respect to each executive officer of the Bank who is not a director of the Bank.

                          Age at          Position held
Name                December 31, 1996     with the Bank
----                -----------------     -------------
John F. Bennett            62             Senior Vice President
Ronald C. Spielberger      59             Senior Vice President
Jack Connors               47             Senior Vice President
John Conroy                50             Senior Vice President
Bernice Glaz               55             Senior Vice President
Thomas R. Lehmann          46             Chief Financial Officer
                                          Treasurer and Comptroller
Lawrence J. Kane           43             Senior Vice President
Robert A. Neumuth          53             Senior Vice President

                                     PART II



ITEM 5.  MARKET FOR JSB FINANCIAL INC.'S COMMON EQUITY AND RELATED
         ---------------------------------------------------------
          STOCKHOLDERS' MATTERS
          ---------------------

     JSB Financial, Inc. common stock is traded on the Nasdaq National Market and quoted under the symbol "JSBF".

     Information regarding JSB Financial, Inc. common stock and its price for the 1996 calendar year appears on page 6 of the 1996 Annual Report to Stockholders, portions of which are filed herewith as Exhibit 13.01, under the caption "Quarterly Results" and is incorporated herein by reference.

     As of February 13, 1997, JSB Financial, Inc. had approximately 2,228 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     During 1996, the Company declared four cash dividends totaling $1.20 per share each on its common stock. Although the Company cannot guarantee dividend payments, management expects to continue to pay cash dividends, provided that dividend payments are in the best interest of the Company's stockholders. Certain restrictions exist regarding the amount of dividends that the Company may declare and pay. (See Note 17 to the Consolidated Financial Statements, included on page 35 in the 1996 Annual Report to Stockholders.) Dividends were paid during calendar 1996 to stockholders as follows:

     Declaration Date        Record Date           Payment Date         Dividend Per Share
     ----------------        -----------           ------------         ------------------
     January 10, 1996      February 7, 1996      February 21, 1996            $.30
     April 9, 1996         May 8, 1996           May 22, 1996                 $.30
     July 9, 1996          August 7, 1996        August 21, 1996              $.30
     October 14, 1996      November 6, 1996      November 20, 1996            $.30

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     Information regarding selected financial data appears on pages 2 and 5 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

     Pages 7 through 17, of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Pages 19 through 42, of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
          AND FINANCIAL DISCLOSURES
          -------------------------

     None.

                                    PART III



     Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee or the Stock Performance Graphs included in the Proxy Statement.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

     Information presented under the heading "Information With Respect to Nominees and Continuing Directors" on pages 4 and 5 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1997, is incorporated herein by reference. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph
(b) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Information included under the headings "Directors' Compensation" and "Executive Compensation" on pages 9 through 12 (excluding the Report of the Compensation Committee on pages 10 and 11) in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 and 8 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information included under the headings "Indebtedness of Management and Transactions with Certain Related Persons" on page 19 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1997, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) 1.  Financial Statements

     The following Consolidated Financial Statements of the Company, its subsidiary, Jamaica Savings Bank FSB, and the independent auditors' report thereon, included on pages 19 through 43, of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference:

      -  Consolidated  Statements  of Financial  Condition at December 31,
          1996 and 1995
      - Consolidated Statements of Income for each of the years in the three year period ended December 31, 1996
      - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended December 31, 1996
      - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996
      -  Notes to the Consolidated Financial Statements
      -  Independent Auditors' Report

     The  remaining   information   appearing  in  the  1996  Annual  Report  to
Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1996:  None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K:

     Exhibit No.  Description
     -----------  -----------
       3.01       Articles of Incorporation                                            (1)
       3.02       Bylaws                                                               (2)
       4.01       Stock Certificate of JSB Financial, Inc.                             (1)

                  Employment Agreement between the Company and:
      10.01        Park T. Adikes                                                      (3)
      10.02        Edward P. Henson                                                    (3)
      10.04        Ronald C. Spielberger                                               (3)
      10.05        Joanne Corrigan                                                     (3)

      10.06       Supplemental Employment Agreement entered into on July 9, 1996 between the Company and (filed herewith):
                   Park T. Adikes
                   Edward P. Henson
                   Ronald C. Spielberger
                   Joanne Corrigan

                                                                      Continued


  Exhibit No.   Description
  -----------   -----------
                Employment Agreement between the Bank and:
    10.07        Park T. Adikes                                                      (3)
    10.08        Edward P. Henson                                                    (3)
    10.09        Ronald C. Spielberger                                               (3)
    10.10        Joanne Corrigan                                                     (3)
    10.11        John F. Bennett                                                     (3)
    10.12        Jack Connors                                                        (4)
    10.13        John J. Conroy                                                      (4)
    10.14        Bernice Glaz                                                        (4)
    10.15        Thomas R. Lehmann                                                   (4)
    10.16        Lawrence J. Kane                                                    (3)
    10.17        Robert A. Neumuth, filed herewith

    10.18       Supplemental Employment Agreement entered into on July 9, 1996 between the Bank and, (filed herewith):
                 Park T. Adikes
                 Edward P. Henson
                 Ronald C. Spielberger
                 Joanne Corrigan
                 John F. Bennett
                 Jack Connors
                 John J. Conroy
                 Bernice Glaz
                 Thomas R. Lehmann
                 Lawrence J. Kane
                 Robert A. Neumuth

                Special Termination  Agreements between the Bank,  guaranteed by the Company, and:
    10.19        Teresa DiRe-Covello                                                 (4)
    10.20        Joseph J. Hennessy                                                  (4)
    10.21        Philip Pepe                                                         (5)

    10.22       Supplemental Special Termination  Agreements entered into on July
                 9, 1996 between the Bank, (filed herewith) and:
                 Teresa DiRe-Covello
                 Joseph J. Hennessy
                 Philip Pepe



                                                                       Continued



  Exhibit No.   Description
  -----------   -----------
    10.23      Jamaica Savings Bank FSB Benefit Restoration Plan
                (Amended and Restated)                                               (6)
    10.24      JSB Financial, Inc. 1990 Incentive Stock Option Plan
                (Amended and Restated)                                               (7)
    10.25      JSB Financial, Inc. 1990 Stock Option Plan
                For Outside Directors (Amended and Restated)                         (7)
    10.26      Jamaica Savings Bank FSB Employee Severance
               Compensation Plan                                                     (1)
    10.27      Jamaica Savings Bank FSB Outside Directors' Consultation
                and Retirement Plan                                                  (8)
    10.28      Incentive Savings Plan of Jamaica Savings Bank FSB                    (8)
    10.29      The JSB Financial, Inc. 1996 Stock Option Plan                        (9)
    11.01      Statement regarding computation of per share earnings, filed herewith
    13.01      Portions of the 1996 Annual Report to Stockholders, filed herewith
    23.01      Consent of KPMG Peat Marwick LLP, filed herewith
    27.00      Financial Data Schedule, filed herewith
    99.01      Form 11-K for the 1996 Incentive Savings Plan of
                Jamaica Savings Bank FSB                                            (10)

(1)  Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1,
      Registration No. 33-33821.
(2)   Incorporated  herein by reference to Exhibits filed with the  Registration
      Statement on Form S-1,  Registration No. 33-33821,  as amended by Form 8-K on January 14, 1992.
(3)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1990.
(4)  Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended June 30, 1995.
(5)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1993.
(6)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1994.
(7)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1992.
(8)  Incorporated herein by reference to Exhibits filed with the Pre-Effective Amendment No.1 to Form S-1,
      Registration No. 33-33821, filed on April 2, 1990.
(9)  Incorporated herein by reference to Appendix A (pages 21 through 33) of the Proxy Statement, dated March
      29, 1996.
(10)  To be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    JSB Financial, Inc.
    -------------------
       (Registrant)

/s/  Park T. Adikes          3/21/97
------------------------------------
     Park T. Adikes
     Chairman of the Board and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Park T. Adikes          3/21/97        /s/ Thomas R. Lehmann      3/21/97
---------------------------  -------        ----------------------------------
     Park T. Adikes                             Thomas R. Lehmann
     Chief Executive Officer                    Chief Financial Officer
     Chairman and Director                      (Principal Accounting Officer)





/s/  James E. Gibbons, Jr.   3/21/97         /s/  Paul R. Screvane     3/21/97
---------------------------  -------         ------------------------  -------
     James E. Gibbons, Jr.                        Paul R. Screvane
     Director                                     Director



/s/  Arnold B. Pritcher      3/21/97         /s/  Alfred F. Kelly      3/24/97
---------------------------  -------         ------------------------  -------
     Arnold B. Pritcher                           Alfred F. Kelly
     Director                                     Director


/s/  Howard J. Dirkes, Jr.   3/24/97         /s/  Edward P. Henson     3/21/97
---------------------------- -------         ------------------------  -------
     Howard J. Dirkes, Jr.                        Edward P. Henson
     Director                                     President and Director



/s/  Joseph C. Cantwell      3/24/97
---------------------------  -------
     Joseph C. Cantwell
     Director