Form 10-Q
period 1997-03-31
JSB FINANCIAL INC
filed 1997-05-08
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       CLASS OF COMMON STOCK           OUTSTANDING AT May 5, 1997
          $.01 PAR VALUE                           9,839,125

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                     Page
                                                                    Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
         at March 31, 1997 and December 31, 1996                       3

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1997 and March 31, 1996                4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and March 31, 1996          5

         Notes to Consolidated Financial Statements                    6-8

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-14



                       PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                            15

ITEM 2.  Changes in Securities                                        15

ITEM 3.  Defaults Upon Senior Securities                              15

ITEM 4.  Submission of Matters to a Vote of Security Holders          15

ITEM 5.  Other Information                                            15

ITEM 6.  Exhibits and Reports on Form 8-K                             15

         Signatures                                                   16



                              JSB FINANCIAL, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   March 31,    DECEMBER 31,
                                                                     1997          1996
ASSETS
------
Cash and due from banks .......................................... $   13,586   $   12,894
Federal funds sold ...............................................     39,000       86,500
                                                                   ----------   ----------
     Cash and cash equivalents ...................................     52,586       99,394

Securities available-for-sale, at estimated fair value ...........     51,663       51,021
Securities held-to-maturity, net (estimated fair value of
 $501,551 and $461,784, respectively) ............................    501,628      460,509
Other investments ................................................      7,645        6,859
Mortgage loans, net ..............................................    845,490      827,052
Other loans, net .................................................     27,367       27,722
Premises and equipment, net ......................................     16,717       16,829
Interest due and accrued .........................................     10,656        9,310
Real estate held for investment, net .............................      6,187        6,082
Real estate held for sale and Other real estate ("ORE") ..........      5,082        5,236
Other assets .....................................................      5,881        6,002
                                                                   ----------   ----------
             Total Assets ........................................ $1,530,902   $1,516,016
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors ................................................ $1,140,982   $1,144,393
Advance payments for real estate taxes and insurance .............     20,054        8,265
Official bank checks outstanding .................................      6,903        9,644
Accrued expenses and other liabilities ...........................     23,592       18,415
                                                                   ----------   ----------
              Total Liabilities ..................................  1,191,531    1,180,717
                                                                   ----------   ----------

Commitments and Contingencies (See Note 6.)

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued) ....................................................       -            -
Common stock ($.01 par value, 30,000,000 shares authorized;
 16,000,000 issued; 9,830,205 and 9,783,031 outstanding,
 respectively) ...................................................        160          160
Additional paid-in capital .......................................    163,734      163,500
Retained income, substantially restricted ........................    292,038      289,588
Net unrealized gain on securities available-for-sale, net of tax .     22,151       21,795
Common stock held by Benefit Restoration Plan Trust, at cost
 (166,848 shares) ................................................     (3,278)      (3,275)
Common stock held in treasury, at cost (6,169,795 and 6,216,969
 shares, respectively) ...........................................   (135,434)    (136,469)
                                                                   ----------   ----------
              Total Stockholders' Equity .........................    339,371      335,299
                                                                   ----------   ----------
              Total Liabilities and Stockholders' Equity ......... $1,530,902   $1,516,016
                                                                   ==========   ==========


See accompanying Notes to the unaudited consolidated financial statements.



                              JSB FINANCIAL, INC. AND SUBSIDIARY
                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED
                                                                      March 31,
                                                                 ------------------
                                                                   1997      1996
                                                                 -------------------
Interest Income
---------------
Mortgage loans, net ................................             $17,957   $16,751
Debt & equity securities, net ......................               5,013     6,289
Collateralized mortgage obligations, net ("CMOs") ..               2,151     2,316
Other loans, net ...................................                 496       542
Mortgage-backed securities, net ("MBS").............                 141       206
Federal funds sold .................................                 925       801
                                                                 -------   -------
  Total Interest Income ............................              26,683    26,905
                                                                 -------   -------

Interest Expense
----------------
Deposits ...........................................               9,738    10,147
                                                                 -------   -------
  Net Interest Income ..............................              16,945    16,758

Provision for Possible Loan Losses .................                 160       161
                                                                 -------   -------
 Net Interest Income After Provision for
  Possible Loan Losses .............................              16,785    16,597
                                                                 -------   -------

Non-Interest Income
-------------------
Real estate operations, net ........................                 356       377
Loan fees and service charges ......................                 707       871
Income on loaned securities ........................                   2        10
Miscellaneous income/(loss) ........................                  49       (43)
                                                                 -------   -------
  Total Non-Interest Income ........................               1,114     1,215
                                                                 -------   -------

Non-Interest Expense
--------------------
Compensation and benefits ..........................               3,943     4,079
Occupancy and equipment expenses, net ..............               1,145     1,398
Federal deposit insurance premiums .................                  38         1
Advertising ........................................                 301       285
ORE expense/(income), net ..........................                  33       (28)
Other general and administrative ...................               1,424     1,531
                                                                 -------   -------
  Total Non-Interest Expense .......................               6,884     7,266
                                                                 -------   -------

Income Before Provision for Income Taxes ...........              11,015    10,546
Provision for Income Taxes .........................               4,567     4,468
                                                                 -------   -------

Net Income .........................................             $ 6,448   $ 6,078
                                                                 =======   =======

Earnings and Cash Dividends Per Share:
  Earnings per common and common equivalent share ..               $ .63     $ .56
                                                                   =====     =====

  Cash Dividends ...................................               $ .35     $ .30
                                                                   =====     =====

Weighted Average Number of Shares and Share
 Equivalents Outstanding ...........................              10,266    10,877
                                                                  ======    ======


See accompanying Notes to the unaudited consolidated financial statements.



                             JSB FINANCIAL, INC. AND SUBSIDIARY
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      ------------------
                                                                       1997      1996
                                                                      ------------------
Cash flows from operating activities
------------------------------------
Net income ........................................................  $  6,448  $  6,078
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses ................................       160       161
Net gain on sale/redemption of equity securities...................      -           (4)
Decrease in deferred loan fees and discounts, net .................      (123)     (118)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs .......................................      (133)     (122)
Accretion of discount in excess of amortization of
 premium on debt securities .......................................       (74)      (56)
Depreciation and amortization on premises and equipment ...........       455       459
Mortgages loans originated for sale ...............................      -          (93)
Proceeds from sale of mortgage loans originated for sale ..........      -           94
Gains on sale of mortgage and other loans .........................      -           (1)
Tax benefit for stock plans credited to capital ...................       231       286
(Increase) decrease in interest due and accrued ...................    (1,346)       62
Decrease in official bank checks outstanding ......................    (2,741)  (14,050)
Other .............................................................     5,012     4,643
                                                                     --------  --------
  Net cash provided by (used by) operating activities .............     7,889    (2,661)
                                                                     --------  --------

Net cash flow from investing activities
---------------------------------------
Loans originated:
  Mortgage loans ..................................................   (27,537)  (43,543)
  Other loans .....................................................    (4,644)   (4,137)
Purchases of CMOs held-to-maturity ................................   (29,977)  (66,577)
Purchases of debt securities held-to-maturity and securities available-for-sale ...............................................  (134,922)  (50,009)
Principal payments on:
  Mortgage loans ..................................................     9,064    13,048
  Other loans .....................................................     4,852     4,435
  CMOs ............................................................    28,644    22,879
  MBS .............................................................       343       514
Proceeds from maturities of U.S. Government and federal agency
  securities ......................................................    95,000   110,000
Proceeds from sale of other loans .................................       145        25
Purchases of Federal Home Loan Bank stock .........................      (786)     (558)
Proceeds from sale/redemption of equity securities ................      -           19
Purchases of premises and equipment, net of disposals .............      (343)   (1,106)
Net (increase) decrease in real estate held for investment ........      (105)      114
Net decrease in investment in real estate held for sale ...........       154       365
                                                                     --------  --------
  Net cash used by activities .....................................   (60,112)  (14,531)
                                                                     --------  --------

Net cash flow from financing activities
---------------------------------------
Net (decrease) increase in due to depositors ......................    (3,411)    4,742
Increase in advance payments for real estate taxes and insurance ..    11,789     9,544
Proceeds upon exercise of common stock options ....................       472       550
Cash dividends paid to common stockholders ........................    (3,435)   (3,121)
Payments to repurchase common stock ...............................      -       (7,225)
                                                                     --------  --------
  Net cash provided by financing activities ..... .................     5,415     4,490
                                                                     --------  --------
Decrease in cash and cash equivalents .............................   (46,808)  (12,702)
Cash and cash equivalents at beginning of year ....................    99,394    85,893
                                                                     --------  --------
Cash and cash equivalents at end of quarter .......................  $ 52,586  $ 73,191
                                                                     ========  ========

See accompanying Notes to the unaudited consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

     The financial information for JSB Financial, Inc. (the "Company") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis materially consistent with those reflected in the 1996 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1996, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim periods. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1996.

2.  Adoption of Accounting Standard
    -------------------------------

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement 125"), as amended. Statement 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in Statement 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledged collateral.

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

     Statement 125 provided implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring agreements, transfers of receivables with recourse and extinguishments of liabilities.

     Statement 125 superseded Financial Accounting Standards Board ("FASB") Statements No. 76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfer of Receivables with Recourse". Statement 125 amends Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), to prohibit the classification of a debt security as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. Statement 125 further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available-for-sale or trading under Statement 115, as amended by Statement 125. Statement 125 also amends and extends to all servicing assets and liabilities the accounting for mortgage servicing rights now in Statement 65, and supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights".

        In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125. As amended, Statement 125 became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except that its provisions with respect to securities lending, repurchase agreements and dollar-roll transactions are effective for transfers occurring after December 31, 1997.

     The adoption of Statement 125 had no material effect on the consolidated financial statements of the Company.

3.    Impact of New Accounting Standards
      ----------------------------------

     During the first quarter of 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("Opinion 15"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

        Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

        Statement 128 supersedes Opinion 15 and American Institute of Certified Public Accountants Accounting Interpretations 1-102 of Opinion 15, as well as other accounting pronouncements. The provisions in Statement 128 are substantially the same as those in International Accounting Standard 33, Earnings per Share, recently issued by the International Accounting Standards Committee.

        Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

        The basic EPS under Statement 128 will result in higher EPS than previously disclosed under Opinion 15. Diluted EPS are expected to be similar to fully diluted EPS.

4.  Debt and Equity Securities
    --------------------------

     The following tables set forth information regarding the Company's debt and equity securities as of:

                                             March 31, 1997
                                             --------------

                                                        Estimated Fair
                                       Amortized Cost       Value
                                       --------------       -----
     Held-to-Maturity                          (In Thousands)
     ----------------

     U.S. Government and Federal
         Agency securities                $339,640         $339,645

     CMOs, net                             156,733          156,205

     MBS, net                                5,255            5,701
                                          --------         --------
     Total Securities held-to-maturity    $501,628         $501,551
                                          ========         ========

                                                          Estimated
                                                             Fair
                                             Cost           Value
                                             ----           -----
     Available-for-Sale                        (In Thousands)
     ------------------

     Equity securities:
      Common stock                        $ 11,107         $ 33,692
      SLMA* stock                                6            1,905
      FHLMC* stock                             576           16,023
      FNMA* stock                                2               43
                                          --------         --------
       Total equity securities            $ 11,691         $ 51,663
                                          ========         ========

* Student Loan Marketing Association ("SLMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA").

5.  Subsequent Events
    -----------------

a. On April 8, 1997, the Company's Board of Directors declared a $.35 per share dividend on its common stock. The dividend is to be paid on May 21, 1997, to stockholders of record on May 7, 1997, and will total approximately $3.4 million.

b. During the first quarter of 1997, the Company approved the formation of a new operating subsidiary, Tier Inc., intended to qualify as a real estate investment trust. Tier Inc. may, among other things, be utilized by the Bank to raise capital in the future. The Bank received regulatory approval from the Office of Thrift Supervision ("OTS") to operate Tier Inc. during the second quarter of 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


General
-------

     JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.53 billion at March 31, 1997, included assets totaling $1.42 billion owned by its wholly owned subsidiary, Jamaica Savings Bank (the "Bank"). In addition to the Bank's assets, the Company's earning assets were comprised of $11.9 million in money market investments on deposit with the Bank, $80.0 million in short-term U.S. Government and federal agency securities and $15.2 million in mortgage loans secured by multi-family rental properties.

Asset Quality
-------------

     At March 31, 1997, the Bank's non-performing assets, which totaled $14.7 million, included: non-performing loans of $14.0 million and $632,000 of ORE. The $14.0 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. The ratio of non-performing assets to total assets was .96% and .98% at March 31, 1997 and December 31, 1996, respectively.

     The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, as well as any other investments on which the collection of contractual principal and interest is uncertain. The ratio of non-performing loans to total loans was 1.59% and 1.64% (See Non-performing/Non-accrual Table, herein) at March 31, 1997 and December 31, 1996, respectively.

Loan Delinquency Table
----------------------

     At  March  31,  1997  and  December  31,  1996,  delinquencies  in the loan portfolios were as follows:
                                     61-90 Days             90 Days and Over
                                     ----------             ----------------
                                  Number   Principal       Number   Principal
                                   of       balance         of       balance
                                  loans    of loans        loans    of loans
                                  -----    --------        -----    --------
                                           (Dollars in Thousands)
At March 31, 1997:
------------------
Delinquent loans:
   Guaranteed(1)                   63      $  281             121     $   650
   Non-guaranteed                  13          95              15      13,398(2)
                                   --      ------             ---     -------
                                   76      $  376             136     $14,048
                                   ==      ======             ===     =======
Ratio of delinquent loans
 to total loans                       .04%                        1.59%
                                      ====                        =====

At December 31, 1996:
 Delinquent loans
   Guaranteed(1)                   78      $  390             144     $   692
   Non-guaranteed                   9          20              15      13,459(2)
                                   --       -----             ---     -------
                                   87      $  410             159     $14,151
                                   ==      ======             ===     =======
Ratio of delinquent loans
 to total loans                       .05%                        1.64%
                                      ====                        =====

(1)  Loans  which  are  Federal   Housing   Administration   ("FHA"),   Veterans
Administration  ("VHA")  or  SLMA  guaranteed.

(2) Includes a $12.8 million underlying cooperative mortgage loan that is under foreclosure.

Non-performing/Non-accrual Table
--------------------------------

     The following table sets forth information regarding non-accrual loans and loans which are delinquent 90 days or more on which the Bank is accruing interest at March 31, 1997 and December 31, 1996:

                                                 March 31,      December 31,
                                                   1997            1996
                                                   ----            ----

Mortgage loans:
---------------
Non-accrual loans (1)                             $12,753         $12,754
                                                  -------         -------
Accruing loans 90 or more days overdue:
   Conventional mortgages                             631             686
   VA and FHA mortgages (2)                           406             361
                                                  -------         -------
     Total                                          1,037           1,047
                                                  -------         -------

Other loans:
------------
Non-accrual loans                                    -               -
Accruing 90 or more days overdue:
   Student loans                                      244             331
   Consumer loans                                      14              19
                                                  -------         -------
     Total                                            258             350
                                                  -------         -------

Total non-performing loans:
   Non-accrual                                     12,753          12,754
   Accruing 90 days or more overdue                 1,295           1,397
                                                  -------         -------
     Total                                        $14,048         $14,151
                                                  =======         =======



Non-accrual loans to total loans                     1.44%          1.48%

Accruing loans 90 or more days overdue
 to total loans                                       .15            .16

Non-performing loans to total loans                  1.59           1.64


(1) Represents a single underlying cooperative mortgage loan in arrears and under foreclosure.

(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. As such, these loans, including the past due loans, do not present any significant collection risk to the Bank, and therefore, are presented separately from conventional mortgages.

Loan Loss Activity Table
------------------------

     Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the three months ended March 31, 1997 and the year ended December 31, 1996, as follows,:


                                                March 31,      December 31,
                                                  1997            1996
                                              -------------    ------------
                                                  (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                   $5,176           $4,575
Provision for possible loan losses                  150              600
Loans charged off                                  -                -
Recoveries of loans previously charged off         -                   1
                                                  -----           ------
  Balance at end of period                       $5,326           $5,176
                                                 ======           ======

Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                -  %            -  %
Allowance for possible loan losses to
 net mortgage loans                                 .63%            .63%
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more        38.62%          37.50%


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                   $  151          $  122
Provision for possible loan losses                   10              40
Loans charged off                                    (8)            (33)
Recoveries of loans previously charged off            1              22
                                                 ------          ------
Balance at end of period                         $  154          $  151
                                                 ======          ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans              .02%            .04%
Allowance for possible loan losses to
 net other loans                                    .56%            .54%
Allowance for possible loan losses to
 other loans delinquent 90 days or more           59.60%          43.14%


Liquidity and Capital Resources
-------------------------------

     The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgage and other loans. During the three months ended March 31, 1997, purchases of U.S. Government and agency securities represented the most significant use of funds from investing activities. Mortgage originations, substantially all of which were at fixed rates, decreased for the three months ended 1997 to $27.5 million, from $43.5 million for the comparative period in 1996. The decrease is primarily reflective of decreased originations of loans secured by multi-family properties. For the three months ended March 31, 1997, maturities of U.S. Government and agency securities generated $95.0 million, the most significant cash inflow from investing activities, followed by principal payments on CMOs of $28.6 million. Dividend payments of $3.4 million and net deposit outflows of $3.4 million represent the net cash outflows from financing activities. The increase in dividend payments reflects the increase in cash dividends paid per share to $.35 for the first three months of 1997, compared to $.30 per share for the first three months of 1996.

     The net decrease in deposits of $3.4 million to $1.141 billion at March 31, 1997, from $1.144 billion at December 31, 1996, reflects decreases in passbook accounts, money market accounts and demand deposit accounts of $8.4 million, $1.7 million and $916,000, respectively, partially offset by a $6.7 million increase in certificate accounts, a $563,000 increase in lease security accounts and a $320,000 increase in negotiable order of withdrawal ("NOW") accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term investments offered by the Bank and the investment community. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts and the slow decline in net deposits to continue. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Net interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are intended to be structured such that a gradual decline in deposits, such as the current scenario, will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its customers. The Bank has expanded its range of services to customers, including automated telephone banking and credit cards to its depositors.

     The Company did not repurchase shares of its common stock for the quarter ended March 31, 1997, pursuant to its tenth repurchase program (the "current program"), which began on June 12, 1996. As of December 31, 1996, 415,000 of the 900,000 shares targeted for repurchase under the current program were repurchased at an aggregate cost of $13.7 million, or an average price of $33.00 per share. Pursuant to the Company's 1990 stock option plans, 47,174 shares of treasury stock were reissued for option exercises during the first quarter of 1997.

Regulations
-----------

     As a condition of deposit account insurance, OTS regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective
Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at March 31, 1997, were as follows:


                                       Percentage       Dollars
                                       ----------       -------
                                                     (In Thousands)
      TANGIBLE CAPITAL
        Required                         1.50%         $ 21,124
        Actual                          13.76           193,825
                                        -----          --------
         Excess                         12.26%         $172,701
                                        =====          ========

      CORE CAPITAL
        Required                         3.00%         $ 42,249
        Actual                          13.76           193,825
                                        -----          --------
         Excess                         10.76%         $151,576
                                        =====          ========

      RISK BASED CAPITAL
        Required                         8.00%         $ 74,562
         Actual                         20.17           188,014
                                        -----          --------
          Excess                        12.17%         $113,452
                                        =====          ========

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
  March 31, 1997 and 1996
  -----------------------

     Net income for the three months ended March 31, 1997, was $6.4 million, or $.63 per share, compared with $6.1 million, or $.56 per share for the three months ended March 31, 1996.

     Net interest income for the three months ended March 31, 1997, was $16.9 million, compared to $16.8 million for the three months ended March 31, 1996. This net increase reflects a $409,000 decrease in interest expense, partially offset by a $222,000 decrease in interest income. The annualized yield on interest earning assets increased slightly to 7.47%, compared to 7.45%, for the quarters ended March 31, 1997 and 1996, respectively; while average interest earning assets decreased by $15.5 million. The annualized cost of interest bearing deposits decreased to 3.52% from 3.58% for the quarters ended March 31, 1997 and 1996, respectively and average interest bearing deposits decreased by $26.6 million. For the quarter ended March 31, 1997, the net interest rate spread and net interest margin increased to 3.95% and 4.75%, respectively, compared to 3.87% and 4.64%, respectively for the quarter ended March 31, 1996.

     Interest earned on mortgage loans increased by $1.2 million, or 7.2%, to $18.0 million from $16.8 million, reflecting continued growth in the mortgage portfolio, partially offset by a decrease in the yield on mortgage loans to 8.57% for the quarter ended March 31, 1997, from 8.83% for the quarter ended March 31, 1996. During the quarter ended March 31, 1997, the Bank did not sell any mortgage loans, compared to a sale of $93,000 during the quarter ended March 31, 1996, which resulted in a net gain of $1,000.

     For the three months ended March 31, 1997, income from debt and equity securities, net, decreased by $1.3 million, or 20.3%, to $5.0 million from $6.3 million for the three months ended March 31, 1996. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $80.0 million, or 19.0%, to $340.3 million, compared to $420.3 million for the three months ended March 31, 1996. The annualized yield on the debt and equity security portfolio decreased to 5.89% for the three months ended March 31, 1997 from 5.99% for the three months ended March 31, 1996. The debt and equity securities portfolio activity for the current period included purchases of $134.9 million and maturities of $95.0 million, compared with purchases of $50.0 million and maturities of $110.0 million each for the quarter ended March 31, 1996.

     For the quarter ended March 31, 1997, income on CMOs decreased by 7.1%, to $2.2 million, with an annualized yield of 5.84%, from $2.3 million with an annualized yield of 5.49% for the quarter ended March 31, 1996. During the first quarter of 1997, the Bank received principal payments of $28.7 million on CMOs, compared with $22.9 million for the quarter ended March 31, 1996. CMO purchases during the quarter ended March 31, 1997 totaled $30.0 million, compared to purchases of $66.6 million for the quarter ended March 31, 1996. The Bank did not sell any CMOs during either period.

     Income on federal funds sold increased by $124,000, or 15.5% to $925,000 for the quarter ended March 31, 1997 from $801,000 for the quarter ended March 31, 1996. This increase resulted from an increase in the average investment in federal funds of $10.6 million to $70.3 million for the current period, compared with $59.7 million for the quarter ended March 31, 1996. The annualized yield on federal funds sold decreased to 5.26% for the current quarter, compared to 5.37% for the quarter ended March 31, 1996.

     Interest expense on deposits decreased by 4.0%, to $9.7 million for the quarter ended March 31, 1997, compared to $10.1 million for the quarter ended March 31, 1996. This net decrease reflects the decrease in average interest bearing deposits of $26.6 million, to $1.106 billion for the three months ended March 31, 1997, compared to $1.133 billion for the three months ended March 31, 1996. The cost of interest bearing deposits decreased slightly to 3.52% from 3.58% from the comparative quarter.

     The provision for possible loan losses for the three months ended March 31, 1997 remained relatively unchanged at $160,000 compared to $161,000 for the same period in 1996. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

     Total non-interest income for the three months ended March 31, 1997, decreased to $1.1 million from $1.2 million, a net decrease of $101,000, or 8.3%. The net change in non-interest income primarily reflects a $164,000 decrease in loan fees and service charges resulting from decreases in prepayment penalties and mortgage loan late charges of $85,000 and $49,000, respectively. This decrease was offset by a $92,000 increase in miscellaneous income as the 1996 quarter reflects an $83,000 loss incurred in connection with a robbery at one of the branch offices.

     Non-interest expense decreased by $382,000, or 5.3%, to $6.9 million during the quarter ended March 31, 1997, from $7.3 million for the quarter ended March 31, 1996. The net change in non-interest expense is comprised of: (1) a $253,000 decrease in occupancy and equipment expense, primarily the result of the completion of the renovations to the Company's headquarters during 1996; (2) a $136,000 decrease in compensation and benefits expense resulting from an insurance premium holiday, whereby a $115,000 medical and dental premium was waived due to insurance reserve targets being met; (3) a $107,000 decrease in other general and administrative expense reflecting decreases of $196,000 in legal fees due to the sale of a property acquired through foreclosure during the first quarter of 1996, offset by increases of $100,000 in tax consultation fees relating to the Bank forming a new subsidiary (See Note 5b to the unaudited consolidated financial statements.) and $65,000 in other professional fees (4) a $61,000 increase in ORE expense, as the 1996 period included net income of $68,000 from the sale of a real estate property acquired through foreclosure; and (5) a $37,000 increase in Federal Deposit Insurance Corporation premiums in connection with federal legislation assessing Bank Insurance Fund members a 1.3% basis point charge per $100 of insurable deposits to meet the Financing Corporation ("FICO") bond obligations.

     The provision for income taxes increased by $99,000, or 2.2%, to $4.6 million for the three months ended March 31, 1997, from $4.5 million for the three months ended March 31, 1996. This increase is reflective of the increase in pretax income.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

     In addition to historical information, this Form 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, BUSINESS of the Company's 1996 Form 10-K.

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

ITEM 3.  Defaults upon Senior Securities              (Not Applicable)

ITEM 4.  Submission of Matters to a Vote
          of Security Holders                         (Not Applicable)

ITEM 5.  Other information                            (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                           Page
                                                          Number
    (a)  Exhibits

         3.01  Articles of Incorporation     (1)
         3.02  By-laws                       (2)
        11.00  Computation of Earnings Per Share            18
        27.00  Financial Data Schedule                      19-20

    (b)  Reports on Form 8-K                          (Not Applicable)





    (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.



    (2) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended March 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  May 7, 1997              /s/  Park T. Adikes
       -----------                   --------------
                                     Park T. Adikes
                                     Chief Executive Officer



DATE:  May 7, 1997              /s/  Thomas R. Lehmann
       -----------                   -----------------
                                     Thomas R. Lehmann
                                     Chief Financial Officer

                                Exhibit Index
                                -------------


      Exhibit No.     Identification of Exhibit
      -----------     -------------------------

        11.00         Statement Re:  Computation of Per Share Earnings

        27.00         Financial Data Schedule