Form 10-Q
period 1997-06-30
JSB FINANCIAL INC
filed 1997-08-13
CIK 861499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

                         COMMISSION FILE NUMBER 0-18620
                         ------------------------------

                               JSB FINANCIAL, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED ON ITS CHARTER)


                   DELAWARE                         11-3000874
            ------------------------------      ------------------
           (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                   303 MERRICK ROAD, LYNBROOK, NEW YORK 11563
                   ------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (516) 887-7000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                         OUTSTANDING AT AUGUST 6, 1997
---------------------                         -----------------------------
   $.01 PAR VALUE                                     9,873,938

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                      Page
                                                                      Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
          at June 30, 1997 and December 31, 1996                       3

         Consolidated Statements of Income for the Three
          Months and Six Months Ended June 30, 1997
          and June 30, 1996                                            4

         Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1997
          and June 30, 1996                                            5 - 6

         Notes to Consolidated Financial Statements                    7 -10

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         11-20



                           PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                             21

ITEM 2.  Changes in Securities                                         21

ITEM 3.  Defaults Upon Senior Securities                               21

ITEM 4.  Submission of Matters to a Vote of Security Holders           21

ITEM 5.  Other Information                                             22

ITEM 6.  Exhibits and Reports on Form 8-K                              22

                Signatures                                             23



                       JSB FINANCIAL, INC. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   JUNE 30, 1997          DECEMBER 31, 1996
                                                                                   -------------          -----------------

ASSETS
Cash and due from banks                                                          $    13,989                 $   12,894
Federal funds sold                                                                    76,500                     86,500
                                                                                 -----------                 ----------
     Cash and cash equivalents                                                        90,489                     99,394

Securities available-for-sale, at estimated fair value                                63,535                     51,021
Securities held-to-maturity, net (estimated fair value of
 $430,186 and $461,784, respectively)                                                429,053                    460,509
Other investments                                                                      7,645                      6,859
Mortgage loans, net                                                                  867,428                    827,052
Other loans, net                                                                      28,116                     27,722
Premises and equipment, net                                                           17,089                     16,829
Interest due and accrued                                                               9,876                      9,310
Real estate held for investment, net                                                      --                      6,082
Real estate held for sale and Other real estate ("ORE")                               11,453                      5,236
 Other assets                                                                          6,431                      6,002
                                                                                 -----------                 ----------
             Total Assets                                                         $1,531,115                 $1,516,016
                                                                                 ===========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors                                                                 $1,132,634                 $1,144,393
Advance payments for real estate taxes and insurance                                   7,087                      8,265
Official bank checks outstanding                                                      11,613                      9,644
Accrued expenses and other liabilities                                                29,911                     18,415
                                                                                  ----------                 ----------
              Total Liabilities                                                    1,181,245                  1,180,717
                                                                                  ----------                 ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                             --                         --
Common stock ($.01 par value,  30,000,000 shares authorized;
  16,000,000 issued; 9,844,660 and 9,783,031 outstanding,
  respectively)                                                                           160                        160
Additional paid-in capital                                                           164,758                    163,500
Retained income, substantially restricted                                            295,530                    289,588
Net unrealized gain on securities available-for-sale, net of tax                      28,730                     21,795
Common stock held by Benefit Restoration Plan Trust, at cost
 (188,323 and 166,848 shares, respectively)                                           (4,192)                    (3,275)
Common stock held in treasury, at cost (6,155,340 and 6,216,969
 shares, respectively)                                                              (135,116)                  (136,469)
                                                                                  ----------                 ----------
              Total Stockholders' Equity                                             349,870                    335,299
                                                                                  ----------                 ----------
              Total Liabilities and Stockholders' Equity                          $1,531,115                 $1,516,016
                                                                                  ==========                 ==========

See accompanying Notes to the unaudited consolidated financial statements.



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE  30,
                                                            1997          1996        1997          1996
                                                         -------------------------------------------------
Interest Income
Mortgage loans                                             $18,262       $17,131     $36,219       $33,882
Debt & equity securities                                     5,261         5,796      10,274        12,085
Collateralized mortgage obligations ("CMOs")                 2,131         2,484       4,282         4,800
Other loans                                                    515           552       1,011         1,094
Mortgage-backed securities ("MBS")                             130           191         271           397
Federal funds sold                                             694           804       1,619         1,605
                                                           -------       -------     -------       -------
  Total Interest Income                                     26,993        26,958      53,676        53,863
                                                           -------       -------     -------       -------

Interest Expense
Deposits                                                     9,932        10,041      19,670        20,188
                                                           -------       -------     -------       -------
  Net Interest Income                                       17,061        16,917      34,006        33,675

Provision for Possible Loan Losses                             161           160         321           321
                                                           -------       -------     -------       -------
 Net Interest Income After Provision for
  Possible Loan Losses                                      16,900        16,757      33,685        33,354
                                                           -------       -------     -------       -------

Non-Interest Income
Real estate operations, net                                    480           444         836           821
Loan fees and service charges                                1,015           641       1,722         1,512
 Miscellaneous income                                           41            50          92            17
                                                           -------       -------     -------       -------
  Total Non-Interest Income                                  1,536         1,135       2,650         2,350
                                                           -------       -------     -------       -------

Non-Interest Expense
Compensation and benefits                                    3,970         4,151       7,913         8,230
Occupancy and equipment expenses, net                        1,117         1,204       2,262         2,602
Federal deposit insurance premiums                              37            --          75             1
Advertising                                                    268           294         569           579
ORE expense/(income), net                                       22          (790)         55          (818)
Other general and administrative                             1,337         1,203       2,761         2,734
                                                           -------       -------     -------       -------
  Total Non-Interest Expense                                 6,751         6,062      13,635        13,328
                                                           -------       -------     -------       -------

Income Before Provision for Income Taxes                    11,685        11,830      22,700        22,376
Provision for Income Taxes                                   4,576         5,032       9,143         9,500
                                                           -------       -------     -------       -------
Net Income                                                 $ 7,109       $ 6,798     $13,557       $12,876
                                                           =======       =======     =======       =======

Earnings and Cash Dividends Per Share:
  Earnings per common and common
    equivalent share                                         $ .69         $ .63       $1.32        $ 1.19
                                                             =====         =====       =====        ======
  Cash Dividends                                             $ .35         $ .30       $ .70        $  .60
                                                             =====         =====       =====        ======
Weighted Average Number of Shares and
 Share Equivalents Outstanding                              10,319        10,744      10,294        10,811
                                                            ======        ======      ======        ======

   See accompanying Notes to the unaudited consolidated financial statements.



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   1997           1996
                                                                                ----------     --------
Cash flows from operating activities
------------------------------------
 Net income                                                                     $ 13,557       $ 12,876
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses                                                   321            321
Net gain on sale/redemption of equity securities                                      --             (4)
Decrease in deferred loan fees and discounts, net                                   (218)          (283)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs                                                         (214)          (249)
Accretion of discount in excess of amortization of
 premium on debt securities                                                         (171)          (101)
Depreciation and amortization on premises and equipment                              909            914
Mortgages loans originated for sale                                                 (359)          (339)
Proceeds from sale of mortgage loans originated for sale                             365            342
Gains on sale of mortgage and other loans                                            (14)            (9)
Tax benefit for stock plans credited to capital                                      342            430
(Increase) decrease in interest due and accrued                                     (566)           516
Payments received against Nationar claim                                              --          4,082
Net gain on sale of other real estate                                                 (1)          (705)
Increase (decrease) in official bank checks outstanding                            1,969        (17,360)
Other, net                                                                        5,547           (164)
                                                                                --------       --------
  Net cash provided by operating activities                                       21,467            267
                                                                                --------       --------

Net cash flow from investing activities Loans originated:
  Mortgage loans                                                                 (78,526)       (79,363)
  Other loans                                                                    (10,090)        (8,724)
Purchases of CMOs held-to-maturity                                               (29,977)       (93,500)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                             (244,920)      (229,900)
Principal payments on:
  Mortgage loans                                                                  37,637         21,118
  Other loans                                                                      9,332          9,429
  CMOs                                                                            55,971         53,184
  MBS                                                                                767          1,147
Proceeds from maturities of U.S. Government and
 federal agency securities                                                       250,000        325,000
Proceeds from sale of other loans                                                    365            239
Purchases of Federal Home Loan Bank stock                                           (786)          (558)
Proceeds from sale/redemption of equity securities                                    --             19
Purchases of premises and equipment, net of disposals                             (1,169)        (2,349)
Net decrease in real estate held holdings (excluding ORE)                            216          1,138
Proceeds from sale of ORE                                                              7          2,225
                                                                                --------       ---------
 Net cash used by investing activities                                           (11,173)          (895)
                                                                                --------       ---------

                                                                    (Continued)



                       JSB FINANCIAL, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE  30,
                                                                                   1997           1996
                                                                                ----------     ---------

Net cash flow from financing activities
Net (decrease) increase in due to depositors                                     (11,759)           978
(Decrease) increase in advance payments for real estate
 taxes and insurance                                                              (1,178)         3,231
Proceeds from common stock option exercises                                          616            780
Cash dividends paid to common stockholders                                        (6,878)        (6,228)
Payments to repurchase common stock                                                   --        (17,290)
                                                                                --------       --------
  Net cash used by financing activities                                          (19,199)       (18,529)
                                                                                --------       --------

Decrease in cash and cash equivalents                                             (8,905)       (19,157)
Cash and cash equivalents at beginning of year                                    99,394         85,893
                                                                                --------       --------
Cash and cash equivalents at end of quarter                                     $ 90,489       $ 66,736
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

2.  Common Stock Listing
    --------------------
        Effective August 7, 1997, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "JSB". Prior to listing on the NYSE, the Company's stock was listed on the Nasdaq Stock Market under the symbol "JSBF". Stock price quotations can be found in the Wall Street Journal and New York Times under a contraction of the Company's name, such as "JSB Fn". The Company's common stock initially began trading on June 27, 1990.

3.    Impact of New Accounting Standards
      ----------------------------------
        Earnings Per Share

        During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("Opinion 15"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

        Reporting Comprehensive Income

        In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

        Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

        Statement 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management has not yet determined the impact that Statement 130 will have on the Company.

        Disclosures about Segments of an Enterprise and Related Information

        In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement 131 does not apply to nonpublic business enterprises or to not-for-profit organizations.

        Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        Statement 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. This statement requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

        Statement 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

        Statement  131  is  effective  for  financial   statements  for  periods
beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

       The Company does not expect the adoption of Statement 131 to have a material affect on its financial condition or results of operations.

4.  Debt and Equity Securities
    --------------------------
        The following tables set forth information regarding the Company's debt and equity securities as of:


                                                         June 30, 1997                      December 31, 1996
                                                  --------------------------            ---------------------

                                                  Amortized        Estimated            Amortized         Estimated
                                                    Cost          Fair Value               Cost          Fair Value
                                                    ----          ----------               ----          ----------
Held-to-Maturity                                                           (In Thousands)
----------------

U.S. Government and Federal
 Agency Securities                                $294,736         $295,287             $299,645          $300,262

CMOs, net                                          129,481          129,660              155,272           155,421

MBS, net                                             4,836            5,239                5,592             6,101
                                                  --------         --------            ---------          --------
Total Securities held-to maturity                 $429,053         $430,186             $460,509          $461,784
                                                  ========         ========             ========          ========


                                                                   Estimated                              Estimated
                                                      Cost         Fair Value              Cost           Fair Value
                                                      ----         ----------              ----           ----------

Available-for-Sale                                                         (In Thousands)
------------------

Equity securities:
         Common stock                             $ 11,107         $ 40,362             $ 11,108          $ 32,888
         SLMA* stock                                     6            2,540                    6             1,863
         FHLMC* stock                                  576           20,580                  576            16,225
         FNMA* stock                                     2               53                    2                45
                                                 ---------         --------             --------          --------
           Total equity securities                $ 11,691         $ 63,535             $ 11,692          $ 51,021
                                                  ========         ========             ========          ========



* Student Loan Marketing Association ("SLMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA").

5.  Subsequent Events
    -----------------
        On July 8, 1997, the Company's Board of Directors declared a $.35 per share dividend on its common stock. The dividend is to be paid on August 20, 1997, to stockholders of record on August 6, 1997, and will total approximately $3.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General/Financial Condition
---------------------------

        JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.53 billion at June 30, 1997, included assets totaling $1.45 billion owned by its wholly owned subsidiary, Jamaica Savings Bank FSB. In addition to the Bank's assets, the Company's earning assets were comprised of $27.9 million in money market investments on deposit with the Bank, $60.0 million in short-term federal agency securities, and $15.2 million in mortgage loans secured by multi-family rental properties.

        During the second quarter of 1997, all real estate properties held for investment were reclassified to real estate held for sale. These properties are no longer considered as held for investment as management will consider offers to sell these properties. The properties are carried at cost, net of accumulated depreciation, which is estimated to be less than the properties' fair value less estimated selling costs.

Subsidiary Activities
---------------------

        During the first quarter of 1997, the Bank created a new operating subsidiary, Tier Inc., which qualifies as a real estate investment trust, which may, among other things, be utilized by the Bank to raise capital in the future. The Bank has transferred approximately $360.0 million of mortgage loans to Tier Inc.

Asset Quality
-------------

        At June 30, 1997, the Bank's non-performing assets, which totaled $14.7 million, included: non-performing loans of $13.7 million and $997,000 ORE. The $13.7 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. The ratio of non-performing assets to total assets was .96% and .98% at June 30, 1997 and December 31, 1996, respectively.

        The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, as well as any other investments, if any, on which the collection of contractual principal and interest is uncertain. The ratio of non-performing loans to total loans was 1.52% and 1.64% (See Non-performing/Non-accrual Table, herein) at June 30, 1997 and December 31, 1996, respectively.


Loan Delinquency Table
----------------------

         At June 30, 1997 and December 31, 1996, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                               90 Days and Over
                                                            ----------                               ----------------
                                                     Number        Principal                     Number       Principal
                                                      of            balance                        of          balance
                                                     loans         of loans                      loans        of  loans
                                                     -----         --------                      -----        --  -----
                                                                           (Dollars in Thousands)
At June 30, 1997:
  Delinquent loans:
     Guaranteed(1)                                       58             $  235                      121        $   694
     Non-guaranteed                                       4                 12                       10         12,978(2)
                                                         --             ------                      ---        -------
                                                         62             $  247                      131        $13,672
                                                         ==             ======                      ===        =======
Ratio of delinquent loans
 to total loans                                                 .03%                                        1.52%


At December 31, 1996:
  Delinquent loans
     Guaranteed(1)                                       78             $  390                      144        $   692
     Non-guaranteed                                       9                 20                       15         13,459(2)
                                                         --             ------                      ---        -------
                                                         87             $  410                      159        $14,151
                                                         ==             ======                      ===        =======
Ratio of delinquent loans
 to total loans                                                  .05%                                        1.64%




(1)      Loans which are Federal Housing Administration ("FHA"), Veterans Administration ("VA") or
             SLMA guaranteed.

(2)      Includes a $12.8 million underlying cooperative mortgage loan that is under foreclosure.


Non-performing/Non-accrual Table
--------------------------------

         The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at June 30, 1997 and December 31, 1996:

                                                                        June 30,       December 31,
                                                                          1997            1996
                                                                          ----            ----
Mortgage loans:
---------------
Non-accrual loans (1)                                                    $12,754          $12,754
                                                                         -------          -------
Accruing loans 90 or more days overdue:
   Conventional mortgages                                                    213              686
   VA and FHA mortgages (2)                                                  407              361
                                                                         -------          -------
     Total                                                                   620            1,047
                                                                         -------          -------

Other loans:
------------
Non-accrual loans                                                             --               --
Accruing 90 or more days overdue:
   Student loans                                                             287              331
   Consumer loans                                                             11               19
                                                                         -------          -------
     Total                                                                   298              350
                                                                         -------          -------

Total non-performing loans:
   Non-accrual                                                            12,754           12,754
   Accruing 90 days or more overdue                                          918            1,397
                                                                         -------          -------
     Total                                                               $13,672          $14,151
                                                                         =======          =======



Non-accrual loans to total loans                                            1.42%            1.48%

Accruing loans 90 or more days overdue
 to total loans                                                              .10              .16

Non-performing loans to total loans                                         1.52             1.64



(1) Represents a single underlying cooperative mortgage loan in arrears and under foreclosure.

(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. It is management's belief that these loans, including the past due loans, do not present any significant collection risk to the Bank, and therefore, are presented separately from conventional mortgages.

Loan Loss Activity Table
------------------------

         Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the six months ended June 30, 1997 and the year ended December 31, 1996, as follows,:


                                                                         June 30,         December 31,
                                                                           1997              1996
                                                                           ----              ----
                                                                                (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                            $5,176             $4,575
Provision for possible loan losses                                           300                600
Loans charged off                                                             --                 --
Recoveries of loans previously charged off                                    --                  1
                                                                          ------             ------
  Balance at end of period                                                $5,476             $5,176
                                                                          ======             ======

Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                         --%                 --%
Allowance for possible loan losses to
 net mortgage loans                                                          .63                .63
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more                                 40.95              37.50


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                            $  151             $  122
Provision for possible loan losses                                            21                 40
Loans charged off                                                            (34)               (33)
Recoveries of loans previously charged off                                     4                 22
                                                                          ------             ------
Balance at end of period                                                  $  142             $  151
                                                                          ======             ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                       .11%               .04%
Allowance for possible loan losses to
 net other loans                                                             .51                .54
Allowance for possible loan losses to
 other loans delinquent 90 days or more                                    47.65              43.14


Liquidity and Capital Resources
-------------------------------

         The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgage and other loans. During the six months ended June 30, 1997, purchases of U.S. Government and agency securities represented the most significant use of funds from investing activities. Mortgage originations, substantially all of which are at fixed rates, for the six months ended 1997 were $78.5 million, compared to $79.4 million for the first half of 1996. For the six months ended June 30, 1997, maturities of U.S. Government and agency securities generated $250.0 million, the most significant cash inflow from investing activities, followed by principal payments on CMOs of $56.0 million. Net deposit outflows of $11.8 million and dividend payments of $6.9 million represent the most significant cash outflows from financing activities. The increase in dividend payments reflects the increase in dividends paid per share to $.70 for the first half of 1997, compared to $.60 per share for the first half of 1996.

        The net decrease in deposits of $11.8 million to $1.133 billion at June 30, 1997, from $1.144 billion at December 31, 1996, reflects decreases in passbook accounts, money market accounts and negotiable order of withdrawal ("NOW") accounts of $19.4 million, $5.9 million and $473,000, respectively, partially offset by a $12.4 million increase in certificate accounts, a $1.0 million increase in lease security accounts and a $628,000 increase in demand deposit accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term CD's offered by the Bank and products of the investment community. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts and the slow decline in net deposits to continue. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Net interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are intended to be structured such that a gradual decline in deposits, such as the current scenario, will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its customers. The Bank has expanded its range of services to customers, including automated telephone banking and credit cards to its depositors.

        The Company did not repurchase shares of its common stock for the six months ended June 30, 1997, pursuant to its tenth stock repurchase program (the "current program"), which began on June 12, 1996. As of December 31, 1996, 415,000 of the 900,000 shares targeted for repurchase under the current program were repurchased at an aggregate cost of $13.7 million, or at an average price of $33.00 per share. Pursuant to the Company's 1990 stock option plans, 61,629 shares of treasury stock were reissued for option exercises during the six months ended June 30, 1997.

        On April 8, 1997, the Company's Board of Directors declared a cash dividend of $.35 per share to stockholders of record on May 7, 1997. The dividend payment, which totaled $3.4 million, was made on May 21, 1997.

Regulations
-----------

        As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at June 30, 1997 were as follows:



                                                 Percentage           Dollars
                                                 ----------           -------
                                                                  (In Thousands)


      TANGIBLE CAPITAL
        Required                                    1.50              $ 21,347
        Actual                                     14.08               200,364
                                                   -----              --------
         Excess                                    12.58%             $179,017
                                                   =====              ========

      CORE CAPITAL
        Required                                    3.00%             $ 42,695
        Actual                                     14.08               200,364
                                                   -----              --------
         Excess                                    11.08%             $157,669
                                                   =====              ========

      RISK BASED CAPITAL
        Required                                    8.00%             $ 76,430
        Actual                                     20.37               194,656
                                                   -----              --------
          Excess                                   12.37%             $118,226
                                                   =====              ========




Comparison of Operating Results for the Three Months Ended
 June 30, 1997 and 1996
----------------------------------------------------------

       Net income for the three months ended June 30, 1997, was $7.1 million, or $.69 per share, compared with $6.8 million, or $.63 per share for the three months ended June 30, 1996.

        Net interest income for the three months ended June 30, 1997, was $17.1 million, compared to $16.9 million for the three months ended June 30, 1996. This net increase reflects a $109,000 decrease in interest expense and a $35,000 increase in interest income. The annualized yield on interest earning assets increased to 7.52%, compared to 7.41%, for the quarters ended June 30, 1997 and 1996, respectively, while average interest earning assets decreased by $18.9 million. The annualized cost of interest bearing deposits increased to 3.60% from 3.54% for the quarters ended June 30, 1997 and 1996, respectively and average interest bearing deposits decreased by $32.5 million. For the quarter ended June 30, 1997, the net interest rate spread and net interest margin increased to 3.91% and 4.75%, respectively, compared to 3.87% and 4.65%, respectively for the quarter ended June 30, 1996.

        Interest earned on mortgage loans increased by 6.6%, to $18.3 million from $17.1 million, reflecting continued growth in the mortgage portfolio, partially offset by a decrease in the yield to 8.51% for the quarter ended June 30, 1997, from 8.73% for the quarter ended June 30, 1996.

        For the three months ended June 30, 1997, income from debt and equity securities, decreased by $535,000, or 9.2%, to $5.3 million from $5.8 million for the three months ended June 30, 1996. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $41.6 million, or 10.6%, to $350.2 million, compared to $391.8 million for the three months ended June 30, 1996. The annualized yield on the debt and equity security portfolio increased to 6.01% for the three months ended June 30, 1997 from 5.92% for the three months ended June 30, 1996. The debt and equity securities portfolio activity for the current period included purchases of $110.0 million and maturities of $155.0 million, compared with purchases of $179.9 million and maturities of $215.0 million for the quarter ended June 30, 1996.

        For the quarter ended June 30, 1997, income on CMOs decreased by 14.2%, to $2.1 million, with an annualized yield of 5.93%, from income of $2.5 million with an annualized yield of 5.46% for the quarter ended June 30, 1996. During the second quarter of 1997, the Bank received principal payments of $27.3 million on CMOs, compared with principal payments of $30.3 million for the quarter ended June 30, 1996. There were no purchases of CMOs during the quarter ended June 30, 1997, compared to purchases of $26.9 million for the quarter ended June 30, 1996. The Bank did not sell any CMOs during either period.

        Income on federal funds sold decreased by $110,000, or 13.7% to $694,000 for the quarter ended June 30, 1997 from $804,000 for the quarter ended June 30, 1996 This decrease resulted from a decrease in the average investment in federal funds of $9.8 million to $51.0 million for the current period, compared with $60.8 million for the quarter ended June 30, 1996. The annualized yield on federal funds sold increased to 5.44% for the current quarter, compared to 5.29% for the quarter ended June 30, 1996.

        Interest expense on deposits was $9.9 million for the quarter ended June 30, 1997, compared to $10.0 million for the quarter ended June 30, 1996. This slight decrease reflects the net decrease in average interest bearing deposits of $32.5 million, to $1.102 billion for the three months ended June 30, 1997, compared to $1.135 billion for the three months ended June 30, 1996. The average rate paid on interest bearing deposits increased to 3.60% from 3.54% from the comparative quarter.

        The provision for possible loan losses remained relatively unchanged at $161,000 compared to $160,000 for the same period in 1996. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

        Total non-interest income for the three months ended June 30, 1997, increased to $1.5 million from $1.1 million, a net increase of $401,000, or 35.3%. The net change in non-interest income primarily reflects a $374,000 increase in loan fees and service charges reflecting an increase in mortgage prepayment penalties.

        Non-interest expense increased by $689,000, or 11.4%, to $6.8 million during the quarter ended June 30, 1997, from $6.1 million for the quarter ended June 30, 1996. ORE expense was $22,000 for the three months ended June 30, 1997, compared to income of $790,000 for the three months ended June 30, 1996, reflecting a pretax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. Compensation and benefit expense decreased by $181,000, primarily reflecting a decrease in pension fund expense. The increase in other general and administrative expense primarily reflects an increase in consultation fees in connection with the formation of the new subsidiary, Tier Inc. Office occupancy and equipment expense decreased by $87,000 as the expenses related to the renovations to the Company's headquarters were completed during 1996. Federal Deposit Insurance Corporation ("FDIC") premiums increased by $37,000 in connection with federal legislation that assessed Bank Insurance Fund members a 1.3% basis point charge per $100 of insurable deposits to meet the Financing Corporation ("FICO") bond obligations.

        The provision for income taxes decreased by $456,000, or 9.1%, to $4.6 million for the three months ended June 30, 1997, from $5.0 million for the three months ended June 30, 1996. The reduction in the Company's effective tax rate from 42.5% for the quarter ended June 30, 1996 to 39.2% accounted for approximately $394,000 of the decrease, with the remainder reflecting the $145,000 decrease in pre-tax income. The reduction in the effective tax rate is primarily attributed to certain tax benefits associated with the Bank's new subsidiary, Tier Inc.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996
-------------------------------------------------------------------------------

         Net income for the six months ended June 30, 1997, was $13.6 million, or $1.32 per share, compared with $12.9 million, or $1.19 per share for the six months ended June 30, 1996.

        Net interest income for the six months ended June 30, 1997, was $34.0 million, compared to $33.7 million for the six months ended June 30, 1996. This net increase reflects a $518,000 decrease in interest expense, partially offset by a $187,000 decrease in interest income. The annualized yield on interest earning assets increased to 7.49%, compared to 7.43%, for the six months ended June 30, 1997 and 1996, respectively; while average interest earning assets decreased by $17.2 million. The average annualized cost of interest bearing deposits remained unchanged at 3.56% for the six months ended June 30, 1997 and 1996, and average interest bearing deposits decreased by $29.5 million. For the year to date period ended June 30, 1997, the net interest rate spread and net interest margin increased to 3.93% and 4.75%, respectively, compared to 3.87% and 4.65%, respectively for the year to date period ended June 30, 1996.

        Income earned on mortgage loans increased by $2.3 million, or 6.9%, to $36.2 million for the six months ended June 30, 1997 compared to $33.9 million for the comparative 1996 period, reflecting continued growth in the mortgage portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.54% for the six months ended June 30, 1997, from 8.78% for the six months ended June 30, 1996.

        For the six months ended June 30, 1997, income on debt and equity securities decreased by $1.8 million, or 15.0%, to $10.3 million from $12.1 million for the six months ended June 30, 1996. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $60.8 million, or 15.0%, to $345.3 million, compared to $406.1 million for the six months ended June 30, 1996. The annualized yield on the debt and equity security portfolio remained unchanged at 5.95% for the comparative six month periods. The debt and equity securities portfolio activity for the current period included purchases of $244.9 million and maturities of $250.0 million, compared with purchases of $229.9 million and maturities of $325.0 million for the six months ended June 30, 1996.

        For the six months ended June 30, 1997, income on CMOs decreased by 10.8%, to $4.3 million, with an annualized yield of 5.89%, from $4.8 million with an annualized yield of 5.47% for the six months ended June 30, 1996. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $30.0 million, or 17.1% for the comparative six month period. During the six months ended June 30, 1997, the Bank received principal payments of $56.0 million on CMOs, compared with $53.2 million for the six months ended June 30, 1996. CMO purchases during the first six months of 1997 totaled $30.0 million, compared to $93.5 million for the first half of 1996. The Bank did not sell any CMOs during either period.

        Income on federal funds sold changed slightly, increasing by $14,000, to $1.6 million, for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. This increase resulted from an increase in the average investment in federal funds of $424,000, to $60.7 million for the current period, compared with $60.2 million for the six months ended June 30, 1996. This annualized yield on federal funds sold increased slightly to 5.34% for the current six month period, compared to 5.33% for the six month period ended June 30, 1996.

        Interest expense on deposits decreased by 2.6%, to $19.7 million for the six months ended June 30, 1997, compared to $20.2 million for the six months ended June 30, 1996. This net decrease reflects the decrease in average interest bearing deposits of $29.5 million, or 2.6%, to $1.104 million for the six months ended June 30, 1997, compared to $1.134 million for the six months ended June 30, 1996. The cost of interest bearing deposits remained unchanged at 3.56% for the comparative six month periods.

        The provision for possible loan losses remained unchanged at $321,000 for the six months ended June 30, 1997 and 1996, respectively. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

        Total non-interest income for the six months ended June 30, 1997, increased to $2.7 million from $2.4 million, a net increase of $300,000, or 12.8%. The net change in non-interest income primarily reflects a $210,000 increase in loan fees and service charges. This increase is the result of increases of $311,000 in prepayment penalties on mortgages and $22,000 from New York Cash Exchange fees, partially offset by decreases of $44,000 in mortgage loan late charges. In addition, miscellaneous income increased by $75,000, as the 1996 period reflects an $83,000 loss due to the burglary of one of the Bank's branch offices.

        Non-interest expense increased by $307,000, or 2.3%, to $13.6 million for the first six months of 1997, from $13.3 million for the first six months of 1996. ORE expense was $55,000 for the six months ended June 30, 1997, compared to income of $818,000 for the six months ended June 30, 1996, reflecting a pretax gain of $705,000 recognized on the sale of a property acquired through foreclosure during the first quarter of 1996. Occupancy and equipment expense decreased by $340,000, primarily the result of the completion of the renovations to the Company's headquarters during 1996. Compensation and benefits expense decreased by $317,000, resulting from an insurance premium holiday, whereby a $214,000 medical and dental premium was waived due to insurance reserve targets being met and a $256,000 decrease in pension fund expense. FDIC premiums increased by $74,000 in connection with federal legislation assessing Bank Insurance Fund members a 1.3% basis point charge per $100 of insurable deposits to meet the FICO bond obligations.

        The provision for income taxes decreased by $357,000, or 3.8%, to $9.1 million for the six months ended June 30, 1997, from $9.5 million for the six months ended June 30, 1996. The reduction in the Company's effective tax rate from 42.5% for the six months ended June 30, 1996 to 40.3% for the first six months of 1997 is primarily attributed to certain tax benefits associated with the Bank's new subsidiary, Tier Inc.

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

ITEM 2.  Changes in securities                                  (Not Applicable)

ITEM 3.  Defaults upon Senior Securities                        (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Stockholders held on May 13, 1997, present in person or by proxy were 8,969,264 of 9,824,884 shares of Common Stock of JSB Financial, Inc. entitled to vote at such meeting.

                  Resolution I. All nominees to serve as a Director on the Company's Board were elected as follows*:

                                               For                 Withheld
                                               ---                 --------

         Howard J. Dirkes, Jr.               8,671,947             297,317
         Cynthia Gibbons                     8,624,337             344,927
         Alfred F. Kelly                     8,670,947             298,317

         *There were no broker non-votes.

              The continuing directors were Park T. Adikes, Joseph C. Cantwell, James E. Gibbons, Jr., Edward P. Henson, Alfred F. Kelly, Richard W. Meyer and Arnold B. Pritcher.

                  Resolution II. Ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors for the year ending December 31, 1997, as follows*:

                                            For:                  8,808,443
                                            Against                  89,795
                                            Abstain:                 71,026

         *There were no broker non-votes.

                  Resolution III. Stockholder proposal, as set forth in the proxy statement, as follows:

                                            For:                  1,134,822
                                            Against:              6,049,898
                                            Abstain:                159,731

         Broker non-votes totaled 1,624,813.

ITEM 5.  Other information                                         t Applicable)

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

         (b)  Reports on Form 8-K                               (Not Applicable)





         (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.



         (2) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended June 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  August 11, 1997                      /s/  Park T. Adikes
       ---------------                           --------------
                                                 Park T. Adikes
                                                 Chief Executive Officer



DATE:  August 11, 1997                      /s/  Thomas R. Lehmann
       ---------------                           -----------------
                                                 Thomas R. Lehmann
                                                 Chief Financial Officer

                                  Exhibit Index



         Exhibit No.           Identification of Exhibit

            11.00              Statement Re:  Computation of Per Share Earnings

            27.00              Financial Data Schedule