Form 10-Q
period 1997-09-30
JSB FINANCIAL INC
filed 1997-11-13
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                 [X] YES [ ] NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                         OUTSTANDING AT NOVEMBER 7, 1997
---------------------                         -------------------------------
   $.01 PAR VALUE                                          9,918,412

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                     Page
                                                                     Number
ITEM 1.  Financial Statements

         Consolidated Statements of Financial Condition
          at September 30, 1997 and December 31, 1996                 3

         Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 1997
          and September 30, 1996                                      4

         Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1997
          and September 30, 1996                                      5- 6

         Notes to Consolidated Financial Statements                   7-10

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       11-19



                           PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                           20

ITEM 2.  Changes in Securities                                       20

ITEM 3.  Defaults Upon Senior Securities                             20

ITEM 4.  Submission of Matters to a Vote of Security Holders         20

ITEM 5.  Other Information                                           20

ITEM 6.  Exhibits and Reports on Form 8-K                            20

                Signatures                                           21

                Exhibit Index                                        22

                Exhibit 11.00  Computation of Earnings Per Share     23

                Exhibit 27.00  Financial Data Schedule               24-25



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                   1997                     1996
                                                                                ------------            ------------

ASSETS
------
Cash and due from banks                                                         $   11,298              $   12,894
Federal funds sold                                                                  43,500                  86,500
                                                                                ----------              ----------
     Cash and cash equivalents                                                      54,798                  99,394

Securities available-for-sale, at estimated fair value                              62,469                  51,021
Securities held-to-maturity, net (estimated fair value of
 $433,636 and $461,784, respectively)                                              432,190                 460,509
Other investments                                                                    7,645                   6,859
Mortgage loans, net                                                                899,968                 827,052
Other loans, net                                                                    28,732                  27,722
Premises and equipment, net                                                         17,076                  16,829
Interest due and accrued                                                            10,470                   9,310
Real estate held for investment, net                                                    --                   6,082
Real estate held for sale and Other real estate ("ORE")                             10,679                   5,236
Other assets                                                                         7,041                   6,002
                                                                                ----------              ----------
             Total Assets                                                       $1,531,068              $1,516,016
                                                                                ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors                                                               $1,122,798              $1,144,393
Advance payments for real estate taxes and insurance                                10,281                   8,265
Official bank checks outstanding                                                     7,473                   9,644
Accrued expenses and other liabilities                                              35,097                  18,415
                                                                                ----------              ----------
              Total Liabilities                                                  1,175,649               1,180,717
                                                                                ----------              ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                         --
Common stock ($.01 par value,  30,000,000 shares authorized;
 16,000,000 issued; 9,898,160 and 9,783,031 outstanding,
 respectively)                                                                         160                        160
Additional paid-in capital                                                         164,988                    163,500
Retained income, substantially restricted                                          300,187                    289,588
Net unrealized gain on securities available-for-sale, net of tax                    28,218                     21,795
Common stock held by Benefit Restoration Plan Trust, at cost
 (188,323 and 166,848 shares, respectively)                                         (4,192)                    (3,275)
Common stock held in treasury, at cost (6,101,840 and 6,216,969
 shares, respectively)                                                            (133,942)                  (136,469)
                                                                                ----------                 ----------
              Total Stockholders' Equity                                           355,419                    335,299
                                                                                ----------                 ----------
              Total Liabilities and Stockholders' Equity                        $1,531,068                 $1,516,016
                                                                                ==========                 ==========

See accompanying Notes to the consolidated financial statements.




                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                         --------------------------------------------------------------
                                                            1997              1996              1997             1996
                                                         --------------------------------------------------------------
Interest Income
---------------
Mortgage loans                                             $18,431          $17,553           $54,650           $51,435
Debt & equity securities                                     4,919            4,783            15,193            16,868
Collateralized mortgage obligations ("CMOs")                 1,893            2,746             6,175             7,546
Other loans                                                    528              523             1,539             1,617
Mortgage-backed securities ("MBS")                             119              177               390               574
Federal funds sold                                             906            1,166             2,525             2,771
                                                           -------          -------           -------           -------
  Total Interest Income                                     26,796           26,948            80,472            80,811
                                                           -------          -------           -------           -------

Interest Expense
----------------
Deposits                                                    10,094           10,060            29,764            30,248
                                                           -------          -------           -------           -------
  Net Interest Income                                       16,702           16,888            50,708            50,563
Provision for Possible Loan Losses                             162              160               483               481
                                                           -------          -------           -------           -------
  Net Interest Income After Provision for
   Possible Loan Losses                                     16,540           16,728            50,225            50,082
                                                           -------          -------           -------           -------

Non-Interest Income
-------------------
Real estate operations, net                                    260              752             1,096             1,573
Loan fees and service charges                                1,024              736             2,746             2,248
Gain/(loss) on sale of investments, net                      2,874               (2)            2,874                 2
Miscellaneous income                                           355              160               447               173
                                                           -------          -------           -------           -------
  Total Non-Interest Income                                  4,513            1,646             7,163             3,996
                                                           -------          -------           -------           -------

Non-Interest Expense
--------------------
Compensation and benefits                                    4,049            4,208            11,962            12,438
Occupancy and equipment expenses, net                        1,181            1,169             3,443             3,771
Federal deposit insurance premiums                              37                1               112                 2
Advertising                                                    269              310               838               889
ORE expense/(income), net                                        1               23                56              (795)
Other general and administrative                             1,526            1,254             4,287             3,988
                                                           -------          -------           -------           -------
  Total Non-Interest Expense                                 7,063            6,965            20,698            20,293
                                                           -------          -------           -------           -------

Income Before Provision for Income Taxes                    13,990           11,409            36,690            33,785
Provision for Income Taxes                                   5,436            4,847            14,579            14,347
                                                           -------          -------           -------           -------
Net Income                                                 $ 8,554          $ 6,562           $22,111           $19,438
                                                           =======          =======           =======           =======

Earnings and Cash Dividends Per Share:
--------------------------------------
  Earnings per common and common
    equivalent share - Primary                               $ .83            $ .64            $2.14             $ 1.83
                                                             =====            =====            =====             ======
  Earnings per common and common
    equivalent share - Fully Diluted                         $ .82            $ .64            $2.13             $ 1.82
                                                             =====            =====            =====             ======
  Cash Dividends                                             $ .35            $ .30            $1.05              $ .90
                                                             =====            =====            =====              =====
Weighted Average Number of Shares and
 Share Equivalents Outstanding - Primary                    10,346           10,264           10,313             10,627
                                                            ======           ======           ======             ======
Weighted Average Number of Shares and
 Share Equivalents Outstanding - Fully Diluted              10,374           10,286           10,367             10,657
                                                            ======           ======           ======             ======

   See accompanying Notes to the consolidated financial statements.



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                ----------------------------------------
Cash flows from operating activities                                                1997                      1996
------------------------------------                                            ----------------------------------------

Net income                                                                      $ 22,111                    $ 19,438
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses                                                   483                         481
Net gain on sale/redemption of equity securities                                  (2,874)                         (2)
Decrease in deferred loan fees and discounts, net                                   (330)                       (430)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs                                                         (265)                       (412)
Accretion of discount in excess of amortization of
 premium on debt securities                                                         (256)                       (175)
Depreciation and amortization on premises and equipment                            1,385                       1,312
Mortgages loans originated for sale                                               (1,240)                       (977)
Proceeds from sale of mortgage loans originated for sale                           1,259                       1,083
Net gains on sale of mortgage and other loans                                        (27)                        (19)
Tax benefit for stock plans credited to capital                                      571                         517
(Increase) decrease in interest due and accrued                                   (1,160)                      2,645
Payments received against Nationar claim                                              --                       4,082
Net gain on sale of other real estate                                                 (1)                       (705)
Decrease in official bank checks outstanding                                      (2,171)                    (17,590)
Other, net                                                                        10,580                       3,374
                                                                                --------                   ---------
  Net cash provided by operating activities                                       28,065                      12,622
                                                                                --------                   ---------

Net cash flow from investing activities
---------------------------------------
Loans originated:
  Mortgage loans                                                                (120,249)                   (106,104)
  Other loans                                                                    (15,452)                    (13,671)
Purchases of CMOs held-to-maturity                                               (55,035)                   (124,275)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                             (389,920)                   (439,569)
Principal payments on:
  Mortgage loans                                                                  46,741                      33,332
  Other loans                                                                     14,046                      14,350
  CMOs                                                                            82,597                      82,076
  MBS                                                                              1,198                       1,672
Proceeds from maturities of U.S. Government and
 federal agency securities                                                       390,000                     590,000
Proceeds from sale of other loans                                                    388                         317
Purchases of Federal Home Loan Bank stock                                           (786)                       (558)
Proceeds from sale/redemption of equity securities                                 3,016                          30
Purchases of premises and equipment, net of disposals                             (1,632)                     (2,952)
Net decrease in real estate held holdings (excluding ORE)                            984                       1,540
Proceeds from sale of ORE                                                              7                       2,225
                                                                                --------                   ---------
 Net cash (used by) provided by investing activities                             (44,097)                     38,413
                                                                                --------                   ---------

                                                                                                          (CONTINUED)



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                -------------------------------

Net cash flow from financing activities
---------------------------------------
Net decrease in due to depositors                                                (21,595)             (12,407)
Increase in advance payments for real estate
 taxes and insurance                                                               2,016                7,329
Proceeds from common stock option exercises                                        1,350                1,046
Cash dividends paid to common stockholders                                       (10,335)              (9,156)
Payments to repurchase common stock                                                   --              (27,650)
                                                                                --------             --------
  Net cash used by financing activities                                          (28,564)             (40,838)
                                                                                --------             --------

(Decrease) increase in cash and cash equivalents                                 (44,596)              10,197
Cash and cash equivalents at beginning of year                                    99,394               85,893
                                                                                --------             --------
Cash and cash equivalents at end of quarter                                     $ 54,798             $ 96,090
                                                                                ========             ========




























    See accompanying Notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

        The financial information for JSB Financial, Inc. (the "Company") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis materially consistent with those reflected in the 1996 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1996, has been prepared by management without an audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1996, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim periods. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1996.

2.  Common Stock Listing
------------------------

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

3.  Impact of New Accounting Standards
--------------------------------------

Earnings Per Share
------------------

        During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("Opinion 15"), and makes the standards comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

        Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Statement 128 requires restatement of all prior-period EPS data presented.

        The basic EPS under Statement 128 will result in higher EPS than previously reported under Opinion 15. Diluted EPS are expected to be similar to fully diluted EPS.

Reporting Comprehensive Income
------------------------------

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

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------

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

4.  Debt and Equity Securities
------------------------------

        The following tables set forth information regarding the Company's debt and equity securities as of:


                                                         September 30, 1997                  December 31, 1996
                                                         ------------------                  -----------------

                                                  Amortized         Estimated            Amortized          Estimated
                                                    Cost           Fair Value               Cost           Fair Value
                                                  ---------        ----------            ---------         ----------
Held-to-Maturity                                                           (In Thousands)

U.S. Government and Federal
 Agency Securities                                $299,822         $300,497             $299,645          $300,262

CMOs, net                                          127,958          128,354              155,272           155,421

MBS, net                                             4,410            4,785                5,592             6,101
                                                  --------         --------             --------          --------
Total Securities held-to maturity                 $432,190         $433,636             $460,509          $461,784
                                                  ========         ========             ========          ========


                                                                   Estimated                              Estimated
                                                     Cost          Fair Value              Cost           Fair Value
                                                     ----          ----------              ----           ----------

Available-for-Sale                                                         (In Thousands)

Equity securities:
         Common stock                             $ 11,051         $ 41,698             $ 11,108          $  32,888
         SLM* stock                                      6            3,090                    6              1,863
         Freddie Mac stock                             490           17,625                  576             16,225
         FNMA* stock                                     2               56                    2                 45
                                                  --------         --------             --------          ---------
           Total equity securities                $ 11,549         $ 62,469             $ 11,692          $  51,021
                                                  ========         ========             ========          =========

* SLM Holding Corporation ("SLM"), formerly known as Student Loan Marketing Association, Federal National Mortgage Association ("FNMA").

5.  Subsequent Events
---------------------

a. On October 21, 1997, the Company's Board of Directors declared a $.35 per share dividend on its common stock. The dividend is to be paid on November 19, 1997, to stockholders of record on November 5, 1997, and will total approximately $3.5 million.

b. On October 1, 1997, the Bank sold $4.8 million of equity securities, with a cost basis of $681,000 from its available for sale portfolio, realizing a pretax gain of $4.1 million.

c. On October 29, 1997, a subsidiary of the Bank, 1995 Associates, sold for $15.1 million, an office tower condominium located at 1995 Broadway, New York City. The sale generated a pretax net gain of $9.2 million. The Bank retained an $11.1 million first mortgage loan secured by the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


General/Financial Condition
---------------------------

        JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.53 billion at September 30, 1997, included assets totaling $1.44 billion owned by its wholly owned subsidiary, Jamaica Savings Bank FSB. In addition to the Bank's assets, the Company's earning assets were comprised of $12.0 million in money market investments on deposit with the Bank, $75.0 million in short-term federal agency securities, and $15.2 million in mortgage loans secured by multi-family residential rental properties.

        During the second quarter of 1997, all real estate properties held for investment were reclassified to real estate held for sale. These properties are no longer considered as held for investment as management will consider purchase offers for these properties. The properties are carried at cost, net of accumulated depreciation, which is estimated to be less than the properties' fair value net of estimated selling costs.

Subsidiary Activities
---------------------

        During the second quarter of 1997, the Bank's subsidiary, Tier Inc., began operating as a real estate investment trust, which may, among other things, be utilized by the Bank to raise capital in the future. The bank initially transferred approximately $360.0 million of mortgage loans to Tier Inc.

        On October 29, 1997, a subsidiary of the Bank, 1995 Associates, sold for $15.1 million, an office tower condominium located at 1995 Broadway, New York City. The sale generated a pretax net gain of $9.2 million. The Bank holds an $11.1 million first mortgage loan secured by the property.

Asset Quality
-------------

        At September 30, 1997, the Bank's non-performing assets, which totaled $14.5 million, included: non-performing loans of $13.5 million and $991,000 of ORE. The $13.5 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. The ratio of non-performing assets to total assets was .94% and .98% at September 30, 1997 and December 31, 1996, respectively.

        The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, as well as any other investments, if any, on which the collection of contractual principal and interest is uncertain. The ratio of non-performing loans to total loans was 1.44% and 1.64% (See Non-performing/Non-accrual Table, herein) at September 30, 1997 and December 31, 1996, respectively.

Loan Delinquency Table
----------------------

         At September 30, 1997 and December 31, 1996, delinquencies in the loan portfolios were as follows:

                                                     61-90 Days                           90 Days and Over
                                                     ----------                           ----------------
                                              Number        Principal                  Number       Principal
                                               of            balance                    of           balance
                                              loans          of loans                  loans        of loans
                                              -----          --------                  -----        --------
                                                                    (Dollars in Thousands)
At September 30, 1997:
----------------------
  Delinquent loans:
     Guaranteed(1)                              52           $  339                     87            $   545
     Non-guaranteed                              3                8                     13             12,927(2)
                                                --           ------                    ---            -------
                                                55           $  347                    100            $13,472
                                                ==           ======                    ===            =======
Ratio of delinquent loans
 to total loans                                       .04%                                     1.44%

At December 31, 1996:
  Delinquent loans
     Guaranteed(1)                              78           $  390                    144            $   692
     Non-guaranteed                              9               20                     15             13,459(2)
                                                --           ------                    ---            -------
                                                87           $  410                    159            $14,151
                                                ==           ======                    ===            =======
Ratio of delinquent loans
 to total loans                                       .05%                                     1.64%



(1) Loans which are Federal Housing Administration ("FHA"), Veterans Administration ("VA") or New York State Higher Education Services Corporation guaranteed.

(2) Includes a $12.8 million underlying cooperative mortgage loan that is under foreclosure.


Non-performing/Non-accrual Table
--------------------------------

         The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at September 30, 1997 and December 31, 1996:

                                                                       September 30,           December 31,
                                                                           1997                    1996
                                                                       ------------            -----------
                                                                                   (In Thousands)

Mortgage loans:
---------------
Non-accrual loans (1)                                                    $12,754                 $12,754
                                                                         -------                 -------
Accruing loans 90 or more days overdue:
   Conventional mortgages                                                    140                     686
   VA and FHA mortgages (2)                                                  318                     361
                                                                         -------                 -------
     Total                                                                   458                   1,047
                                                                         -------                 -------

Other loans:
------------
Non-accrual loans                                                             --                      --
Accruing loans 90 or more days overdue:
   Student loans                                                             227                     331
   Consumer loans                                                             33                      19
                                                                         -------                 -------
     Total                                                                   260                     350
                                                                         -------                 -------

Total non-performing loans:
   Non-accrual                                                            12,754                  12,754
   Accruing loans 90 days or more overdue                                    718                   1,397
                                                                         -------                 -------
     Total                                                               $13,472                 $14,151
                                                                         =======                 =======



Non-accrual loans to total loans                                            1.36%                   1.48%

Accruing loans 90 or more days overdue
 to total loans                                                              .08                     .16

Non-performing loans to total loans                                         1.44                    1.64



(1) Represents a single underlying cooperative mortgage loan in arrears and under foreclosure.

(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. It is management's belief that these loans, including those in arrears, do not present any significant collection risk to the Bank, and therefore, are presented separately from conventional mortgages.

Note: At September 30, 1997 and December 31, 1996, loans restructured in a trouble debt restructure, other than those classified as impaired loans and/or non-accrual loans, were $1,862,000 and $1,874,000, respectively. These loans are performing in accordance with the restructure agreements and are not included in the above table.

Loan Loss Activity Table
------------------------

         Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the nine months ended September 30, 1997 and the year ended December 31, 1996, as follows:


                                                                       September 30,           December 31,
                                                                            1997                  1996
                                                                            ----                  ----
                                                                                 (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                            $5,176                  $4,575
Provision for possible loan losses                                           450                     600
Loans charged off                                                            (35)                     --
Recoveries of loans previously charged off                                    --                       1
                                                                          ------                  ------
  Balance at end of period                                                $5,591                  $5,176
                                                                          ======                  ======


Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                          --%                     --%
Allowance for possible loan losses to
 mortgage loans                                                              .62                     .63
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more                                 42.32                   37.50


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                            $  151                  $  122
Provision for possible loan losses                                            33                      40
Loans charged off                                                            (43)                    (33)
Recoveries of loans previously charged off                                     8                      22
                                                                          ------                  ------
Balance at end of period                                                  $  149                  $  151
                                                                          ======                  ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                       .12%                    .04%
Allowance for possible loan losses to
 net other loans                                                             .52                     .54
Allowance for possible loan losses to
 other loans delinquent 90 days or more                                    57.31                   43.14


Liquidity and Capital Resources
-------------------------------

         The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgages and other loans. During the nine months ended September 30, 1997, the $390.0 million of purchases of U.S. Government and agency securities represented the most significant use of funds from investing activities, which replaced maturities of an equal amount. Mortgage originations, substantially all of which are at fixed rates, for the nine months ended September 30, 1997 were $120.2 million, compared to $106.1 million for the nine months ended September 30, 1996. Principal payments on CMOs totaled $82.6 million and principal payments on mortgage loans were $46.7 million for the first nine months of 1997. Net deposit outflows of $21.6 million and dividend payments of $10.3 million represent the most significant cash outflows from financing activities. The increase in dividend payments reflects the increase in dividends paid per share to $1.05 for the first nine months of 1997, compared to $.90 per share for the first nine months of 1996.

        The net decrease in deposits of $21.6 million to $1.123 billion at September 30, 1997, from $1.144 billion at December 31, 1996, reflects decreases in passbook accounts, money market accounts, negotiable order of withdrawal ("NOW") accounts and demand deposit accounts of $29.9 million, $8.6 million, $1.6 million and $1.4 million, respectively, partially offset by an $18.5 million increase in certificate accounts and a $1.4 million increase in lease security accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term CD's offered by the Bank and products of the investment community. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts and the trend of decline in net deposits to continue. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Net interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are structured such that a gradual decline in deposits, such as the current scenario, will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its customers. The Bank has expanded its range of services to customers, including automated telephone banking and credit cards.

        The Company did not repurchase shares of its common stock during the nine months ended September 30, 1997, pursuant to its tenth stock repurchase program (the "current program"), which began on June 12, 1996. As of December 31, 1996, 415,000 of the 900,000 shares targeted for repurchase under the current program were repurchased at an aggregate cost of $13.7 million, or at an average price of $33.00 per share. Pursuant to the Company's stock option plans, 115,129 shares of treasury stock were reissued for option exercises during the nine months ended September 30, 1997.

        On July 8, 1997, the Company's Board of Directors declared a cash dividend of $.35 per share to stockholders of record on August 6, 1997. The dividend payment, which totaled $3.5 million, was made on August 20, 1997.

Regulations
-----------

        As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital ratio of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at September 30, 1997 were as follows:

                                                             Percentage                  Dollars
                                                             ----------                  -------
                                                                                      (In Thousands)


      TANGIBLE CAPITAL
        Required                                                1.50%                  $ 20,812
        Actual                                                 15.07                    209,105
                                                               -----                   --------
         Excess                                                13.57%                  $188,293
                                                               =====                   ========

      CORE CAPITAL
        Required                                                3.00%                  $ 41,625
        Actual                                                 15.07                    209,105
                                                               -----                   --------
         Excess                                                12.07%                  $167,480
                                                               =====                   ========

      RISK BASED CAPITAL
        Required                                                8.00%                  $ 78,404
        Actual                                                 20.78                    203,611
                                                               -----                   --------
          Excess                                               12.78%                  $125,207
                                                               =====                   ========




Comparison of Operating Results for the Three Months Ended September 30, 1997
-----------------------------------------------------------------------------
 and 1996
---------

     Net income for the three months ended September 30, 1997, was $8.6 million, or $.83 per share, compared with $6.6 million, or $.64 per share for the three months ended September 30, 1996.

        Net interest income for the three months ended September 30, 1997, was $16.7 million, compared to $16.9 million for the three months ended September 30, 1996. This net decrease reflects a $152,000 decrease in interest income and a $34,000 increase in interest expense. The annualized yield on interest earning assets decreased nominally to 7.51%, compared to 7.53%, for the quarters ended September 30, 1997 and 1996, respectively; and average interest earning assets decreased by $18.9 million. The annualized cost of interest bearing deposits increased to 3.69% from 3.57% for the quarters ended September 30, 1997 and 1996, respectively and average interest bearing deposits decreased by $31.3 million. For the quarter ended September 30, 1997, the net interest rate spread and net interest margin decreased to 3.82% and 4.68%, respectively, compared to 3.96% and 4.72%, respectively for the quarter ended September 30, 1996.

        Income earned on mortgage loans increased by 5.0%, to $18.4 million for the three months ended September 30, 1997, compared to $17.6 million for the comparative 1996 period, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the yield to 8.39% for the quarter ended September 30, 1997, from 8.71% for the quarter ended September 30, 1996.

        For the three months ended September 30, 1997, income from debt and equity securities increased by $136,000, or 2.8%, to $4.9 million from $4.8 million for the three months ended September 30, 1996. This increase is the result of an increase in the average investment in U.S. Government and federal agency securities and other investments of $14.4 million, or 4.6%, to $325.5 million, compared to $311.1 million for the three months ended September 30, 1996. The annualized yield on the debt and equity securities portfolio decreased to 6.05% for the three months ended September 30, 1997 from 6.15% for the three months ended September 30, 1996. The debt and equity securities portfolio activity for the current period included purchases of $145.0 million and maturities of $140.0 million, compared with purchases of $209.7 million and maturities of $265.0 million for the quarter ended September 30, 1996. During the quarter ended September 30, 1997, the Bank sold $3.0 million of equity securities, with a cost basis of $142,000 from its available for sale portfolio, realizing a gain of $2.9 million. Net of taxes, this gain increased net income by $1.6 million, or 16 cents per common share.

        For the quarter ended September 30, 1997, income on CMOs decreased by 31.1%, to $1.9 million, with an annualized yield of 5.98%, from income of $2.7 million with an annualized yield of 5.70% for the quarter ended September 30, 1996. During the third quarter of 1997, the Bank received principal payments of $26.6 million on CMOs, compared with principal payments of $28.9 million for the quarter ended September 30, 1996. CMO purchases during the quarter ended September 30, 1997 totaled $25.1 million, compared to purchases of $30.8 million for the quarter ended September 30, 1996. The Bank did not sell any CMOs during either period.

        Income on federal funds sold decreased by $260,000, or 22.3%, to $906,000 for the quarter ended September 30, 1997 from $1.2 million for the quarter ended September 30, 1996. This decrease resulted from a decrease in the average investment in federal funds of $22.0 million to $64.8 million for the current period, compared with $86.8 million for the quarter ended September 30, 1996. The annualized yield on federal funds sold increased to 5.59% for the current quarter, compared to 5.37% for the quarter ended September 30, 1996.

        Interest expense on deposits remained level at $10.1 million for the quarters ended September 30, 1997 and September 30, 1996, respectively. Average interest bearing deposits decreased by $31.3 million, to $1.095 billion for the three months ended September 30, 1997, compared to $1.126 billion for the three months ended September 30, 1996, while the average rate paid on interest bearing deposits increased to 3.69% from 3.57% for the comparative quarter in 1996.

        The provision for possible loan losses remained relatively unchanged at $162,000 compared to $160,000 for the same period in 1996. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

        Total non-interest income for the three months ended September 30, 1997, increased to $4.5 million from $1.6 million for the three months ended September 30, 1996, a net increase of $2.9 million, or 174.2%. The net change in non-interest income primarily reflects a $2.9 million profit from the sale of Freddie Mac stock.

        Non-interest expense remained relatively unchanged, increasing by $98,000, or 1.4%, to $7.1 million during the quarter ended September 30, 1997, from $7.0 million for the quarter ended September 30, 1996. Other general and administrative expense increased by $272,000, resulting from an increase in consultation fees in connection with the formation of Tier Inc. Compensation and benefit expense decreased by $159,000, primarily reflecting a decrease in pension fund expense, as a result of an increase in income earned on excess pension fund assets.

        The provision for income taxes increased by $589,000, or 12.2%, to $5.4 million for the three months ended September 30, 1997, from $4.8 million for the three months ended September 30, 1996. This increase is reflective of the $2.6 million increase in pre-tax income, offset by the decrease in the Company's effective tax rate from 42.5% for the quarter ended September 30, 1996, to 38.9% for the quarter ended September 30, 1997. The reduction in the effective tax rate is primarily reflective of certain state and city tax benefits associated with Tier Inc.

Comparison of Operating Results for the Nine Months Ended September 30, 1997
----------------------------------------------------------------------------
 and 1996
 --------

     Net income for the nine months ended September 30, 1997, was $22.1 million, or $2.14 per share, compared with $19.4 million, or $1.83 per share for the nine months ended September 30, 1996.

        Net interest income for the nine months ended September 30, 1997, was $50.7 million, compared to $50.6 million for the nine months ended September 30, 1996. This net increase reflects a $484,000 decrease in interest expense, and a $339,000 decrease in interest income. The annualized yield on interest earning assets increased to 7.50%, compared to 7.46%, for the nine months ended September 30, 1997 and 1996, respectively; while average interest earning assets decreased by $12.6 million. The average annualized cost of interest bearing deposits remained relatively stable, increasing to 3.60% for the nine months ended September 30, 1997, compared to 3.57% for the nine months ended September 30, 1996, and average interest bearing deposits decreased by $30.1 million. For the nine months ended September 30, 1997, the net interest rate spread and net interest margin were 3.89% and 4.73%, respectively, compared to 3.90% and 4.67%, respectively for the year to date period ended September 30, 1996.

        Income earned on mortgage loans increased by $3.2 million, or 6.3%, to $54.6 million for the nine months ended September 30, 1997 compared to $51.4 million for the comparative 1996 period, reflecting continued growth in the mortgage portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.49% for the nine months ended September 30, 1997, from 8.75% for the nine months ended September 30, 1996.

        For the nine months ended September 30, 1997, income on the debt and equity securities portfolio decreased by $1.7 million, or 9.9%, to $15.2 million, from $16.9 million for the nine months ended September 30, 1996. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $35.7 million, or 9.6%, to $338.7 million, compared to $374.4 million for the nine months ended September 30, 1996. The annualized yield on the debt and equity securities portfolio remained relatively stable, decreasing to 5.98% from 6.01% for the comparative nine month periods. The debt and equity securities portfolio activity for the current period included purchases of $389.9 million essentially matching maturities of $390.0 million.

        For the nine months ended September 30, 1997, income on CMOs decreased by 18.2%, to $6.2 million, with an annualized yield of 5.92%, from $7.5 million with an annualized yield of 5.55% for the nine months ended September 30, 1996. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $42.0 million, or 23.2% for the comparative nine month period.
During the nine months ended September 30, 1997, the Bank received principal payments of $82.6 million on CMOs, compared to $82.1 million for the nine months ended September 30, 1996. CMO purchases for the current period totaled $55.0 million, compared to $124.3 million for the period ended September 30, 1996. The Bank did not sell any CMOs during either period.

        Income on federal funds sold decreased by $246,000, or 8.9%, to $2.5 million, for the nine months ended September 30, 1997, compared to $2.8 million for the nine months ended September 30, 1996. This decrease resulted from a decrease in the average investment in federal funds of $7.1 million, to $62.0 million for the current period, compared with $69.1 million for the nine months ended September 30, 1996. This annualized yield on federal funds sold increased to 5.43% for the current nine month period, compared to 5.35% for the nine month period ended September 30, 1996.

        Interest expense on deposits decreased by $484,000, to $29.8 million for the nine months ended September 30, 1997, compared to $30.2 million for the nine months ended September 30, 1996. This net decrease reflects the decrease in average interest bearing deposits of $30.1 million, or 2.7%, to $1.101 billion for the nine months ended September 30, 1997, compared to $1.131 billion for the nine months ended September 30, 1996. The cost of interest bearing deposits remained relatively stable, increasing to 3.60% from 3.57% for the comparative nine month periods.

        The provision for possible loan losses remained relatively stable, increasing to $483,000 for the nine months ended September 30, 1997, compared to $481,000 for the nine months ended September 30, 1996. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances.

        Total non-interest income for the nine months ended September 30, 1997, increased to $7.2 million from $4.0 million for the nine months ended September 30, 1996, a net increase of $3.2 million, or 79.3%. During the nine months ended September 30, 1997, $2.9 million of gains were realized on the sale of equity securities, compared to $2,000 for the nine months ended September 30, 1996. The $498,000 increase in loans fees and service charges for the current nine month period reflects an increase in prepayment penalties on commercial mortgage loans. The $477,000 decrease in income from real estate operations primarily reflects the impact of a $437,000 non-recurring property tax refund received during the nine months ended September 30, 1996.

        Non-interest expense increased by $405,000, or 2.0%, to $20.7 million for the first nine months of 1997, from $20.3 million for the first nine months of 1996. ORE expense was $56,000 for the nine months ended September 30, 1997, compared to income of $795,000 for the nine months ended September 30, 1996, which included a non-recurring gain of $705,000 recognized on the sale of a property acquired through foreclosure. Compensation and benefits expense decreased by $476,000 during the nine months ended September 30, 1997, primarily as a result of a $510,000 decrease in pension fund expense, resulting from the increase in income on excess pension fund assets. Occupancy and equipment expense decreased by $328,000, as renovations to the Company's headquarters were completed during 1996. Other general and administrative expense increased by $299,000, reflecting an increase in professional fees incurred in connection with Tier Inc. Federal Deposit Insurance Corporation premiums increased by $110,000 in connection with federal legislation assessing Bank Insurance Fund members a 1.3% basis point charge per $100 of insurable deposits.

        The provision for income taxes increased by $232,000, or 1.6%, to $14.6 million for the nine months ended September 30, 1997, from $14.3 million for the nine months ended September 30, 1996. This increase is reflective of the $2.9 million increase in pre-tax income, offset by the decrease in the Company's effective tax rate from 42.5% for the nine months ended September 30, 1996, to 39.7% for the nine months ended September 30, 1997. The reduction in the effective tax rate is primarily attributed to certain state and city tax benefits associated with the Bank's subsidiary, Tier Inc.

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

ITEM 3.  Defaults upon Senior Securities                        (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders    (Not Applicable)

ITEM 5.  Other information                                      (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                       Page
                                                                      Number
                                                                      ------

         (a)  Exhibits

                 3.01  Articles of Incorporation (1)
                 3.02  By-laws                 (2)
                 11.00  Computation of Earnings Per Share              23
                 27.00  Financial Data Schedule                        24-25

         (b)  Reports on Form 8-K                               (Not Applicable)





         (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.



         (2) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended September 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  November 10, 1997           /s/  Park T. Adikes
       -----------------                --------------
                                        Park T. Adikes
                                        Chief Executive Officer



DATE:  November 10, 1997           /s/  Thomas R. Lehmann
       -----------------                -----------------
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