Form 10-K405
period 1997-12-31
JSB FINANCIAL INC
filed 1998-03-27
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X]      Annual  report  pursuant  to section 13 or 15(d) of the  securities exchange act of 1934 for the year ended December 31, 1997

   [ ]      Transition report pursuant to section 13 or 15(d) of the
             securities exchange act of 1934

                         Commission file number 1-13157

                               JSB FINANCIAL, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   11-3000874
          --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                   303 Merrick Road, Lynbrook, New York 11563
                   ------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 887-7000
       ------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:
     Common Stock $.01 par value (Title of each class)
     -------------------------------------------------

     New York Stock Exchange (Name of each exchange on which registered)
     -------------------------------------------------------------------

     Securities registered pursuant to Section 12(g) of the Act:   None
     -----------------------------------------------------------   ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No __X___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1998: Common stock par value $.01 per share, $450,467,434. This figure is based on the closing price by the New York Stock Exchange for a share of the registrant's common stock on March 4, 1998, which was $53.3125 as reported in the Wall Street Journal on March 5, 1998.

     The number of shares of the registrant's Common Stock outstanding as of March 16, 1998 was 9,882,547 shares.


     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 and portions of the 1997 Annual Report to Stockholders are incorporated herein by reference Parts I, II and III.

                         FORM 10-K CROSS-REFERENCE INDEX

PART I                                                                   Page
------                                                                   ----
Item  1.  Business .....................................................   3
Item  2.  Properties....................................................  32
Item  3.  Legal Proceedings.............................................  32
Item  4.  Submission of Matters to a Vote of Security Holders...........  32
Additional Item.  Executive Officers....................................  33

PART II
-------
Item  5.  Market for JSB Financial Inc.'s Common Equity
            and Related Stockholders' Matters...........................  34
Item  6.  Selected Financial Data.......................................  34
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  34
Item  8.  Financial Statements and Supplementary Data ..................  34
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  34

PART III
--------
Item 10.  Directors and Executive Officers..............................  35
Item 11.  Executive Compensation........................................  35
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..............................................  35
Item 13.  Certain Relationships and Related Transactions................  35

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................  36

SIGNATURES..............................................................  39

                                     PART I

ITEM 1.  BUSINESS
-----------------

                             DESCRIPTION OF BUSINESS

General
-------

        JSB Financial, Inc. ("JSB Financial", "Company" or the "Holding Company") is a Delaware corporation, incorporated on February 6, 1990, which acquired all of the stock of Jamaica Savings Bank FSB ("Jamaica Savings" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The stock conversion was completed on June 27, 1990. The information presented in the financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with its wholly owned subsidiary, the Bank.

        In addition to the Company's investment in the Bank, the Company invests in U.S. Government and agency securities, federal funds sold (through the Bank) and holds first mortgage loans. The Company received the mortgage loans as a dividend from the Bank. (See Note 27 to the Consolidated Financial Statements, included on pages 42 and 43 in the 1997 Annual Report to Stockholders.)

        Jamaica Savings was organized in 1866 as a New York state chartered mutual savings bank. In 1983, the Bank converted to a federally chartered savings bank, retaining the "leeway" investment authority and broader investment powers available to a state chartered savings bank, and its Federal Deposit Insurance Corporation ("FDIC") insurance.

        The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with funds generated from operations, in first mortgage loans secured by real estate, collateralized mortgage obligations ("CMOs"), U.S. Government and federal agency securities, and to a lesser extent, various other consumer loans and federal funds sold. The Bank has a number of wholly-owned subsidiary corporations primarily for the purpose of owning, operating and disposing of real estate properties.

        Since 1990, the Company has maintained stock repurchase programs and paid quarterly cash dividends to stockholders. During 1997, the Company did not repurchase any of its outstanding common stock and paid total cash dividends of $13.8 million, or $1.40 per common share.

Market Area and Competition
---------------------------

        Market Area Headquartered in Lynbrook, New York, the Bank conducts business from 13 full service branch offices, 10 of which are located in the New York City borough of Queens, one in the borough of Manhattan and one each in suburban Nassau (the headquarters) and Suffolk counties.

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

         Local Economy The primary market area for the Bank is concentrated in the neighborhoods surrounding its thirteen full service offices. Management believes that its branch offices are primarily located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one- to four-family residences and middle income families. During the late 1980's to the early 1990's, the New York metropolitan area experienced reduced employment as a result of the general decline in the local economy and other factors. The area experienced a general decline in real estate values and a decline in home sales and construction and, sharp decreases in the value of commercial properties, land, as well as cooperatives and condominiums.

         During the last four years, unemployment and real estate values have been relatively stable in the New York metropolitan area. New York City has benefited from the resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. The strength of the national economy and of the United States equities markets has contributed significantly to the recent growth and increased profitability of Wall Street securities and investment banking firms, which has benefited the Bank's market area.

         A weakness or deterioration in the economic conditions of the Bank's primary lending area in the future could result in the Bank experiencing increases in non-performing loans. Such increases would likely result in higher provisions for possible loan losses, reduced levels of interest earning assets which would lower the level of net interest income and possibly result in higher levels of other real estate owned expense.

        Highly Competitive Industry and Geographic Area The Bank faces significant competition for mortgage and consumer loan originations and in attracting and retaining deposits. The New York City metropolitan and Long Island areas have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. In addition, products offered by the securities industry have created alternative investments, including money market accounts, mutual funds and annuities, available to the general public. The Bank competes for deposits through pricing, service and by offering a variety of deposit accounts and other services. Management competes for loans principally through pricing, efficiency and the quality of its services provided to borrowers, real estate and mortgage brokers. Competition may also increase as a result of the lifting of restrictions on interstate operations of financial institutions.

Lending Activities and Risk
---------------------------

General
-------
     The Bank offers a variety of loans to serve the credit needs of the communities in which it operates. The Bank's loan portfolio is comprised primarily of first mortgage loans secured by: multi-family rental properties; cooperative buildings; one-to four-family residences (which is almost entirely comprised of mortgages secured by one and two family residences); commercial property and to a lesser extent, construction loans. The Bank also offers other loans, including: property improvement; home equity loans; loans secured by deposit accounts; student loans; automobile loans and personal loans. At December 31, 1997, the loan portfolio was $999.7 million, net of allowances of $5.9 million and unearned fees and discounts of $3.3 million. At December 31, 1997, net loans represented 65.1% of the Company's total assets. During 1997, mortgage loans originated for portfolio were $205.2 million compared to $136.2 million during 1996. The Bank does not offer any loans that provide for negative amortization. (See "Loan Portfolio" and "Maturities and Sensitivities of Loans to Changes in Interest Rates", pages 23 and 24, herein.) Management monitors the economy and real estate market in which the Bank operates and modifies its lending policies as considered appropriate.

        Pursuant to the New York City Housing Partnership/HPD Homeownership Program, the Bank provides funding for two New York construction projects, one in Queens and one in Brooklyn, New York, whereby the Bank holds the first mortgage on the premises and obtains personal guarantees from the builders. Advances for each of these projects are based on executed contracts of sale prior to construction and construction progress on a per unit/house basis. These projects are as follows: (1) East New York Homes - In February, 1997, the Bank entered into an agreement to finance the construction of 45 2-family houses in East New York, Brooklyn. The Bank commitment is for $6.9 million with no more than $3.5 million outstanding at any one time. (2) Bayswater Village in Far Rockaway, Queens, New York - In December, 1996, the Bank entered into an agreement to finance the construction of 16 two-family houses with a total development cost of $3.5 million with no more than $1.9 million outstanding at any one time.

        In addition, the Bank makes six month construction loans to a builder who constructs one and two-family houses in low to moderate income areas within the Bank's market area. The loans are approved on a per building basis and the Bank holds the first mortgage on the premises and obtains a personal guarantee from the builder. At December 31, 1997, the Bank held a total $3.1 million in construction loans.

        The Bank continues to emphasize lending on multi-family and underlying cooperative properties. Lending on these types of properties poses significant additional risks to the lender as compared with one-to four-family mortgage lending. These loans generally are made to single borrowers or realty corporations controlled by an individual or group of individuals and involve substantially higher loan balances than one-to four-family residential mortgage loans. Moreover, the repayment of such loans is typically dependent on the successful operation of the property, which in turn is dependent upon the expertise and ability of the borrower to properly manage and maintain the property. In addition, management recognizes that repayment of commercial and multi-family loans is subject to adverse changes in the real estate market or the economy, to a far greater extent than is repayment of one-to four-family mortgage loans.

Multi-family,  Underlying Cooperative and Commercial Real Estate Lending
------------------------------------------------------------------------
     The Bank originates mortgage loans secured by multi-family dwellings of 50 units or more, cooperative buildings and income producing properties such as shopping centers. At December 31, 1997, 57.5% of total gross mortgage loans were secured by multi-family rental properties, 27.3% by cooperative buildings and 7.3% by commercial real estate. At that date, the Bank's ten largest loans totaled $121.0 million. These ten mortgage loans were comprised of: five loans totaling $62.9 million secured by multi-family rental properties; two loans totaling $23.4 million secured by underlying cooperative buildings; one $12.8 million mortgage loan secured by the land underlying a luxury Manhattan hotel; one $11.1 million loan secured by a commercial office building; and one $10.8 million loan secured by a shopping center. At December 31, 1997, the Bank's largest loan was an $18.5 million mortgage loan secured by a 684 unit apartment complex. The Bank's largest underlying cooperative loan, which had a balance of $12.8 million at December 31, 1997, was non-performing. Subsequent to December 31, 1997, the Bank entered into a settlement agreement with the borrower. (See "Delinquencies and Classified Assets", page 25 and "Potential Problem Loans and Other Assets and Subsequent Developments", page 28, herein.)

        Substantially all of the Bank's mortgage loans on income producing properties are secured by properties located within the Bank's market area. Mortgages currently offered on income producing properties are underwritten for terms that generally do not exceed 10 years. Since amortization (if any) on multi-family rental, underlying cooperative and commercial mortgage loans is over significantly longer periods than the terms to maturity, balloon payments are due at maturity. In establishing interest rates, origination fees and amortization terms for these types of loans, management considers current market conditions, competition and the risks associated with the property securing the loan. The interest rates on such loans are based on the five to ten year U.S. Treasury Constant Maturity Index, plus a spread to reflect the term of the loan and associated credit risk.

        In underwriting mortgage loans secured by income producing properties, including multi-family rental, underlying cooperative and commercial real estate, the Bank's mortgage officers engage in detailed analysis to ensure that the property's anticipated cash flow is sufficient to cover operating expenses and debt service. Under the Bank's current policy, at origination, loan-to-value ratios generally do not exceed 75% on loans secured by multi-family rental and commercial real estate properties and 40% on underlying cooperatives. The Bank requires that properties securing such loans be appraised by a member of the Bank's appraisal staff or a qualified independent appraiser. The Bank requires borrowers to obtain title insurance and hazard insurance in an amount sufficient to cover the mortgage naming the Bank as loss payee. All loans secured by income producing property must be approved by two members of the Bank's Mortgage Committee, which is comprised of five members of the Board of Directors and the Chairman of the Board "ex officio", or one member of the Mortgage Committee and the senior lending officer.

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

        Mortgage lending on multi-family, cooperative, and commercial properties poses significant additional risks to the lender as compared with one-to four-family mortgage lending. At December 31, 1997, the largest concentration of loans to any one borrower consisted of two mortgage loans with an aggregate balance of $29.6 million, which were secured by a multi-family garden apartment complex and a commercial office tower.

        Management monitors the loan portfolios on a regular basis in order to identify trends that may affect future collectibility. Specific attention is given to concentrations of credit based on the loan collateral and concentrations to any one borrower or category of borrower. (See "Delinquencies and Classified Assets" and "Potential Problem Loans and Subsequent Developments", page 25 through 28, herein.)

One-to Four-Family  Lending
---------------------------
     The Bank offers first mortgage loans secured by one-to four-family residences and condominium units in complexes which are at least 90% sold and cooperative apartment share loans where at least 65% of the total cooperative shares are sold. While three-to four-family mortgages are offered by the Bank, minimal demand has been experienced. At December 31, 1997, one-to four-family mortgages totaled $73.8 million, of which $66.0 million were fixed rate mortgage loans and $7.8 million were adjustable rate mortgage ("ARM") loans. Loan applications are received from existing customers and generated by referrals, branch and newspaper advertising. One-to four-family mortgage loans are generally underwritten according to Federal National Mortgage Association ("Fannie Mae") and State of New York Mortgage Association ("SONYMA") guidelines, except as to limitations on loan amount.

        For a loan secured by one-to four-family residential real estate, upon receipt of a completed loan application, disclosures are sent to the applicant(s). Income and certain other information is verified, a credit report is ordered, and, if necessary, additional financial information is requested. If the mortgage applicant's credit is verified and approved, an appraisal and flood certification for the property are ordered. In addition to utilizing the Bank's appraisal staff, some appraisals on one-to four-family properties are prepared by independent appraisers, who are approved as qualified by the Bank's Mortgage Committee. It is the Bank's policy to require title insurance and hazard insurance prior to closing on all real estate first mortgage loans. Borrowers are generally required to advance funds on a monthly basis to a mortgage escrow account, together with each payment of principal and interest. Disbursements are made from escrow accounts for real estate taxes and insurance premiums.

        The Bank offers fixed rate mortgages and ARMs, with interest rates and other terms that are competitive with those available in its market area. The interest rate on ARMs are adjusted based on a spread above an agreed upon index, such as a United States Treasury Index. The Bank's ARM loan interest rates are generally subject to annual rate change limitations of 2.00%, up or down. In addition, ARM loans offered by the Bank provide for a lifetime cap on the adjustment in the interest rate of 6.00% from the initial rate. These limits help to reduce the interest rate sensitivity of such loans during periods with significant changes in interest rates. During periods of rising interest rates, the increase in the required monthly payment for ARM loans may increase the likelihood of delinquencies. The ARM loans originated by the Bank reprice each year, on the loan's anniversary date and do not provide for negative amortization.

        The Bank currently requires that one-to four-family residential mortgage loans, excluding cooperative apartment loans, not exceed the lesser of 80% of appraised value of the property securing the loan or purchase price at origination. Up to 95% financing is available with the purchase of private mortgage insurance ("PMI"), provided that the loan qualifies for sale in the secondary market. Loans secured by cooperative apartments (cooperative share loans) generally require a down payment equal to 20% of the purchase price and are not offered with PMI. The Bank offers one-to four-family mortgages with various terms. One-to four-family loans must be approved by at least two senior officers of the Mortgage, Consumer Loan or Real Estate Departments. Mortgage loans in the Bank's portfolio ordinarily include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred. Management monitors various economic indicators and competitive conditions in its lending area, and, in connection therewith, may modify underwriting standards based on their assessments.

        During 1997, the Bank originated for sale and subsequently sold, without recourse, $1.6 million of mortgage loans, on which the Bank retained servicing. Included in loan sales were mortgage loans of $703,000 to the State of New York Mortgage Association, originated and sold pursuant to a program aimed at prospective first time home buyers with low to moderate income. As part of the Bank's agreement with the government agencies, the Bank offers mortgage loans, for up to 95% of the lower of the purchase price or appraised value, on single family principal residences to credit qualified home buyers. In addition, the borrower must have not had income greater than 115 percent of the area family median income as published by the U.S. Department of Housing and Urban Development annually in the report, "Estimated Median Family Incomes". During 1996, the Bank entered into an agreement to originate and sell qualifying mortgages and FHA Title I loans to Fannie Mae. During 1997, the Bank sold
$907,000 mortgage loans to Fannie Mae. The Bank plans to originate and sell, without recourse, other mortgage loans in the secondary market and retain servicing.

        During 1996, the Bank began offering FHA Home Improvement Loans, under which the maximum loan amount for one-to four-family properties is $25,000 with a repayment term of five or ten years. Loan amounts in excess of $7,500 must be secured, however, no equity is required on owner occupied properties. Equity equal to the loan amount is required for properties that are: non-owner occupied; income producing; and, not completed structures occupied for less than six months. Loans over $15,000 must have an appraisal. Inspections are required on all loans in excess of $7,500 or if the borrower fails to submit a completion certificate. The Bank sells these loans, without recourse, to Fannie Mae, and retains servicing.

Other  Lending
--------------
     The Bank offers a variety of other loan products, including: home equity loans, home improvement loans; loans secured by deposit accounts; student loans; personal and automobile loans. At December 31, 1997, total gross other loans was $29.1 million, or 2.9% of total gross loans. At December 31, 1997, the other loan portfolio was comprised as follows: property improvement loans of $10.7 million, or 36.9% of the other loan portfolio; loans secured by deposit accounts, which are 100% secured, of $8.2 million, or 28.1% of the other loan portfolio; and student loans, of $5.2 million, or 17.9% of the other loan portfolio. Student loans are federally guaranteed to varying degrees. Management is reviewing student loan origination programs packaged by Sallie Mae and Nellie Mae, under which future originations of student loans would be funded and owned by the Bank, but servicing would be provided by others. The student loan portfolio existing at December 31, 1997, is carried at the lower of cost or estimated fair value, in the aggregate, as these loans are expected to be sold. At December 31, 1997, the $5.2 million student loan portfolio had an estimated fair value of $5.3 million. The remainder of the other loan portfolio was comprised of various consumer type loans and overdraft lines of credit.

        The Bank offers fixed rate home equity loans, which are reported herein with property improvement loans. Home equity loans originated by the Bank are disbursed at closing, and range from $10,100, to a maximum of $50,000 on one and two-family owner-occupied residences only. Financing is available up to 75% of the property's appraised value less any outstanding mortgage balance. In connection with originating these loans, the Bank charges fees incurred to perfect the lien on the property. At December 31, 1997, the Bank had $9.2 million of home equity loans, with interest rates ranging from 5.5% to 12.0%.

Loan  Origination  and Other Fees
---------------------------------
     In addition to interest earned on loans, the Bank charges fees for originating loans, certain loan prepayments and modifications. The income realized from such fees varies with the volume of loans made or repaid, the availability of funds, and competitive conditions in the lending market.

Investment Activities
---------------------

        General Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various agencies of the federal government, certain certificates of deposit of insured depository institutions, certain banker's acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is authorized to make directly. At December 31, 1997, securities and the other investment portfolio combined, totaled $422.9 million, or 27.5% of total assets, of which $244.9 million were in U.S. Government and federal agency securities. (See "Investment Portfolio", page 22, herein.)

        Management formulates the investment policies, subject to approval by the Board of Directors. The Chief Executive Officer, or his designated alternate, makes investment decisions on a day-to-day basis while the Board of Directors acts in an advisory capacity. The Bank's investments in securities have been primarily in CMOs and short-term U.S. Government and federal agency securities with an average term to maturity of less than three years. In response to the low interest rate environment, beginning during 1992, the Bank's purchases of investment securities generally include those maturing in one to two years. The Bank's investment policy allows investment in corporate debt securities rated AA or higher. The Bank classifies all securities, other than marketable equity securities, as "held-to-maturity". The marketable equity securities portfolio is designated as "available-for-sale" and carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity, until realized. During 1997, the Company sold marketable equity securities with a cost of $823,000, realizing gross gains of $7.0 million and no losses. Activity in the held-to-maturity portfolio included, purchases of $499.9 million and maturities of $555.0 million of U.S. Government and federal agency securities and purchases of $55.0 million and maturities and amortization of $106.5 million in the CMO portfolio, during 1997.

         The Company, excluding activities of the Bank, invests in U.S. Government and federal agency securities and, through the Bank, invests in money market instruments. By investing in short term securities and maintaining funds in cash and cash equivalents (investments with an original maturity of less than three months), the Company is able to meet its liquidity needs. In addition, at December 31, 1997, the Company held mortgage loans of $15.2 million, that were received as a dividend from the Bank during 1994.

        CMOs are mortgage-backed bonds secured by the cash flow of a pool of mortgages. In a CMO, scheduled principal and interest payments received from borrowers are separated into different payment streams, creating several bonds that repay invested capital at different rates. A given pool generally secures several different classes of CMO bonds. CMOs pay the bondholder on a schedule that is different from the mortgage pool as a whole, and includes fast pay, medium pay, and slow pay bonds to suit the needs of different investors. The common arrangements include: (i) a fast-pay bond with a maturity much shorter than the total pool; (ii) a bond paying interest only for the period that may be contingent on how prior CMOs perform, before payment of principal begins; (iii) a bond paying variable interest based on an index, typically the London Interbank Offered Rate ("LIBOR"), even though the mortgages themselves may be fixed rate loans. CMOs manage the prepayment risk associated with mortgage-related securities by splitting the pools of mortgage loans into different categories of classes.

        The Bank purchases Planned Amortization Class ("PAC") (also referred to as Planned Principal Class) bond CMOs. PACs are designed to receive principal payments using a predetermined principal balance schedule derived by assuming two constant prepayment rates for the underlying mortgage-backed securities. All of the Bank's CMOs are backed by Freddie Mac, Fannie Mae or Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities, which are backed by whole loans. Management believes these securities represent attractive and limited risk alternatives relative to other investments. During the past few years, the availability of CMOs that met the Bank's CMO investment guidelines was limited. At December 31, 1997, $104.0 million, or 6.8% of total assets, was invested in CMOs. At December 31, 1997, the Bank's CMO portfolio had an estimated average maturity of twenty months. (See "Contractual Maturity Distribution", page 22, herein.)

Sources of Funds
----------------

General
-------
     The Bank's primary sources of funds are deposits, principal payments from maturities on debt securities, CMOs and principal payments on mortgage and other loans. Deposit flows and mortgage prepayments are greatly influenced by general interest rate changes, economic conditions and competition. The Bank has not directly borrowed any funds since 1984. (See "Borrowings", page 32, herein and "Liquidity and Capital Resources" included on pages 12 through 13 in the 1997 Annual Report to Stockholders.)

Deposits
---------
     The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of the following types of accounts: passbook and lease security; certificate; money market; negotiable order of withdrawal ("NOW") and non-interest bearing demand. As of December 31, 1997, passbook and lease security accounts represented 50.4% of the Bank's total deposits. The flow of deposits is influenced significantly by changes in market interest rates, general economic conditions and competition. The Bank's deposits are obtained primarily from the communities in which its branches are located. The Bank does not use brokers to obtain deposits, relying primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank pay preferential interest rates on such accounts. (See Note 16 to the Consolidated Financial Statements, included on pages 34 and 35 in the 1997 Annual Report to Stockholders.)

        The Bank influences deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets that have prevailed are the primary contributors for the continued decline in deposits over the past several years. Management chose to allow deposits to decline, rather than pay rates that would result in a lower net income or necessitate modifying of the Bank's existing investment structure and guidelines. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. While the highest percentage of deposits has remained in passbook and lease security accounts, the trend of deposit shifts has moved away from passbook accounts and towards certificate accounts. Deposits at December 31, 1997, decreased by $23.2 million, or 2.0%, compared to deposits at December 31, 1996. During 1997, the decrease in the Bank's passbook and lease security accounts of $34.8 million, or 5.8%, represented the most significant decrease of any deposit category offered by the Bank. During 1997, money market accounts decreased by $10.1 million or 11.3%, while certificate accounts increased by $22.4 million, or 5.8%. (See "Deposits", pages 30 and 31, herein.)

Subsidiaries of the Bank
------------------------

General
-------
     At December 31, 1997, the Bank had 22 subsidiary corporations of which, 15 were active in the ownership or operation of real estate ("Real Estate Subsidiaries"), one operates as a real estate investment trust, and 6 were inactive. At December 31, 1997, the Bank's investment in Real Estate Subsidiaries, including ORE of $473,000, was $3.5 million, or .2% of total assets. The Real Estate Subsidiaries trace to the 1970's, when, under its New York State leeway investment authority, the Bank organized a number of such wholly-owned subsidiary corporations, many of which formed partnerships. (See "Grandfathered Savings Bank Authority", page 18, herein.) The Real Estate
Subsidiaries: (i) took "equity interests" in the construction of income producing properties on which the Bank made loans, (ii) acquired and operated, primarily multi-family properties, as a result of foreclosure proceedings or by obtaining deeds in lieu of foreclosure, and (iii) invested in commercial properties in which the Bank established branch offices. (See Notes 11, 12 and 13 to the Consolidated Financial Statements, included on pages 32 and 33 in the 1997 Annual Report to Stockholders.) In the late 1980's, one Real Estate Subsidiary, Jade Associates ("Jade"), entered into a joint venture with an unrelated party to construct and sell 84 residential cooperative apartments, in Flushing, New York. At December 31, 1997, the remaining investment in the condominium building was $2.8 million, or 92.4% of the $3.0 million of real estate held-for-sale. (See "Jade Associates" and "LeHavre Associates", below.)

        During the past three years, the Bank's investment in the Real Estate Subsidiaries has decreased substantially as a result of the sale of properties. As of June 30, 1997, management reclassified all remaining real estate held-for-investment to held-for-sale. All real estate held-for-sale is carried at the lower of cost or net fair value.

         The cyclical nature of real estate markets and interest rates influence the level of financial risk to property owners. During these cycles, the Bank and its Real Estate Subsidiaries have mitigated such risks through: (1) their financial ability to carry properties until their perceived optimal use and value can be achieved; (2) the use of internal property management to maintain and operate the properties; and (3) monitoring the condition of significant properties, on regular basis.

        The activities of each of the Bank's wholly-owned subsidiary corporations and the partnerships they formed are described below. Real Estate Subsidiaries that have converted properties to cooperative residences have done so under New York State non-eviction plans. Non-eviction plans provide that rent-stabilized tenants may remain tenants in their units after a building has been sold to a cooperative association. Due to the uncertainty of timing and future sales value of the unsold cooperative shares, for financial statement purposes, unsold shares acquired as a result of converting these properties, are carried at zero value. Gains on the sale of these shares are included in income upon sale. However, for income tax purposes, the value of all cooperative shares, sold and unsold, in excess of the Bank's investment in the property prior to conversion to cooperative, was included in taxable income at the time of the sale to the cooperative. The tax basis of these cooperative shares is depreciated for tax purposes.

Forty-Second  & Park Corp.
--------------------------
     Forty-Second & Park Corp. is a wholly-owned subsidiary corporation of the Bank. At December 31, 1997, the subsidiary owned 28.7% of the shares representing 17 units in a six-story cooperative apartment building containing 57 residential units and 4 professional offices located in Forest Hills, Queens, New York City ("NYC"). The shares, relating to the unsold units, are carried at zero value. The building was originally acquired by obtaining the deed in lieu of foreclosure in 1979. This building, which had been poorly maintained prior to acquisition, was renovated. In 1982, the property was converted to a cooperative and sold to Barclay Plaza North Owner's, Inc. During 1997, one unit was sold, resulting in a net gain, before taxes, of $130,000. Rents received during 1997, on the unsold apartments totaled $145,000 and maintenance charges paid to the cooperative association totaled $150,000. For 1997, Forty-Second & Park Corp. had net income of $117,000, after eliminating intercompany transactions. The Bank's net investment in Forty-Second & Park Corp. was $10,000 at December 31, 1997.

Parkway  Associates
-------------------
     Parkway Associates ("Parkway") is a partnership between two of the Bank's wholly-owned subsidiary corporations, Grandcet Realty Corp. and Litneck Realty Corp., each of which has a 50% partnership interest. At December 31, 1997, Parkway owned 19.0% of the cooperative shares, representing 73 unsold apartment units plus parking spaces in a 400 unit cooperative garden apartment complex located in Floral Park, Queens County, NYC. The shares, relating to the unsold units, are carried at zero value. The property was originally acquired through foreclosure in 1979 and initially operated as a rental property. In the early 1980's, these apartments, which had been poorly maintained, were substantially renovated. In 1989, the property was converted to a cooperative and sold to Floral Park Owners, Inc. During 1997, 8 units were sold, resulting in a net gain, before taxes, of $252,000. Rents received during 1997, from the unsold apartments and garage spaces totaled $554,000 and maintenance charges paid to the cooperative association and costs for maintenance employees totaled $577,000. For 1997, Parkway Associates had a net operating income of $224,000, after eliminating intercompany transactions. The Bank's net investment in Parkway was $29,000 at December 31, 1997.

Elmback  Associates
-------------------
     Elmback Associates ("Elmback") is a partnership between two of the Bank's wholly-owned subsidiary corporations, Before Real Estate, Inc. and Afta Real Estate, Inc., each of which has a 50% partnership interest. At December 31, 1997, Elmback owned 22.2% of the cooperative shares representing 13 unsold apartment units in a six story cooperative apartment building with 61 units, located in a low to moderate income area of Jamaica, Queens County, NYC. The property, originally acquired by deed in lieu of foreclosure in 1980, was subsequently renovated and operated as a rental property. In 1988, the property was converted to a cooperative and sold to 87-46 Chelsea Owners, Inc. The shares, relating to the unsold units, are carried at zero value. During 1997, 5 units were sold resulting in a net gain, before taxes, of $120,000. Rents received during 1997, on the unsold apartment units totaled $91,000 covering the $83,000 of maintenance charges paid to the cooperative association.

        In addition, as part of a 1994 mortgage loan workout between the Bank and an unrelated borrower, Elmback took title to cooperative shares representing 57 unsold cooperative apartments in an 82 unit cooperative property, located in Brooklyn, New York. During 1997, 2 units were sold and $29,000 of gains was deferred. At December 31, 1997, 31 units remained, which comprised the entire $473,000 in ORE. This property generated a net loss of $54,000 for 1997. (See "Other Real Estate", page 28, herein.)

        For 1997 Elmback Associates had net operating income of $69,000, after eliminating intercompany transactions. The Bank's net investment in Elmback was $504,000 at December 31, 1997.

D & D  Associates
-----------------
     D & D Associates ("D&D") is a partnership formed by Pendex Real Estate Corp. and Sutdex Real Estate, Inc., two wholly-owned subsidiaries of the Bank, each of which holds a 50% partnership interest. At December 31, 1997, D&D owned 23.1% of the shares representing 35 unsold units in two six-story cooperative apartment buildings with 176 units. These buildings, located in Jamaica, Queens County, NYC, were originally acquired through foreclosure proceedings in 1981. Subsequent to foreclosure, the buildings were renovated and operated as rental properties. During 1985, one of the buildings was converted to a cooperative and sold to the Tyler Towers Owners Corp. During 1988, the second building was converted to a cooperative and sold to the Park Sanford Owners Corp. The shares, relating to the unsold apartment units, are carried at zero value. During 1997, 6 units were sold, resulting in a net gain before taxes of $52,000. Rental income from the buildings for 1997 totaled $192,000 covering the maintenance charges of $167,000 paid to the cooperative associations. For 1997, D&D Associates had a net operating income of $20,000, after eliminating intercompany transactions. The Bank's net investment in D&D was $45,000 at December 31, 1997.

Bay Hill Gardens
----------------
     Bay Hill  Gardens is a  partnership  between  110-11 72nd Ave.,  Corp.  and
Yalcrab Real Estate, Inc., two of the Bank's wholly-owned subsidiary corporations, each of which holds a 50% interest in the partnership. For 1997, this subsidiary had net income before taxes of $1,000, which resulted from a real estate tax refund from prior years. At December 31, 1997, the Bank had a net liability for this subsidiary of $54,000, comprised primarily of accounts payable.

1995 Associates
---------------
     1995 Associates is a partnership between Jamsab Realty Corp. and Jasthree Inc., two wholly-owned subsidiary corporations of the Bank, holding 99% and 1% interests in the partnership, respectively. The partnership was formed in 1973 to construct and operate an 18 story commercial building at 1995 Broadway, Manhattan, NYC, in which the Bank leased the main floor for a branch office. During 1989, the Bank purchased the branch office space from the partnership upon conversion of the property to a two-unit condominium consisting of the branch office on the main floor and the commercial office tower. On October 29, 1997, the commercial office tower was sold, resulting in a pre-tax gain of $9.2 million. For 1997, this partnership had net income, before taxes of $10.0 million, after eliminating intercompany transactions. At December 31, 1997, the Bank had a net liability for this subsidiary of $36,000, comprised primarily of accounts payable.

Lefmet Corp.
------------
     Lefmet Corp., a wholly-owned subsidiary corporation of the Bank, owns and operates commercial property consisting of seven stores located in Kew Gardens, Queens County, NYC, one of which the Bank occupies as a branch office. During 1997, the property generated net income, before federal taxes, of $38,000, after eliminating intercompany transactions. The Bank's net investment in Lefmet Corp. was $206,000 at December 31, 1997.

Jade Associates and LeHavre  Associates
---------------------------------------
     Prior to December 1993, Jade was a joint venture between Sher Park Realty Corp., ("Sher Park") a wholly-owned subsidiary of the Bank and an unrelated general contractor, each with a 50% interest. The joint venture was formed to fund, construct and subsequently sell an 84 unit condominium complex in Flushing, New York.

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

        During 1997, 15 units were sold, resulting in deferred gains of $232,000, as sales are being accounted for under the cost recovery method. At December 31, 1997, the Bank's net investment in Jade was $2.8 million, primarily reflecting the 34 unsold units.
For 1997, this property generated pretax income of $74,000.

Concerned Management
--------------------
     Concerned Management is a wholly-owned subsidiary of the Bank, which was formed in 1979 to manage and operate the real estate acquired by the Bank's other subsidiary corporations and partnerships. Concerned Management operates from a leased office, located in Flushing, Queens County, NYC.

        Other Subsidiaries Of the Bank's remaining five wholly-owned subsidiary corporations, three are nominee corporations used in the conduct of the Bank's business. The fourth, Jam-Ser Corp., was formed to act as agent to sell life insurance as permitted by New York State law. The fifth, Tier Inc., a real estate investment trust, was formed during the second quarter of 1997. Tier Inc. may, among other things, be utilized by the Bank to raise capital in the future.

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

Personnel
---------

        As of December 31, 1997, the Bank had 311 full-time employees and 118 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation and Supervision
--------------------------

        The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in the Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

General
-------
     The Company, as a unitary savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA") and as a publicly held company, is subject to the periodic disclosure and other requirements under the federal securities laws. In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act"). Certain regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein.

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

Holding  Company  Regulations
-----------------------------
     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). (See "Qualified Thrift Lender Test", pages 16 and 17, herein.) Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Federal Savings Institution Regulation
--------------------------------------

Capital   Requirements
----------------------
     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio; a 3.0% leverage (core) capital ratio; and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital ratio, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial rating system), and together with the risk-based capital standard itself, a 4% Tier I risk based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage (core) ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank and investments in equity securities.

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

        The OTS has adopted an interest rate risk component as part of its regulatory capital requirement. Implementation of such an interest rate risk component has been deferred indefinitely by the OTS. If made applicable by the OTS, such interest rate risk component would subject savings institutions with "above normal" interest rate risk exposure to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% would have to deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS would have the authority to waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% would not be subject to the interest rate risk component, unless the OTS determines otherwise. At December 31, 1997, the Bank met each of its capital requirements in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component. A table presenting the Bank's capital position at December 31, 1997 is presented in Note 26 to the Consolidated Financial Statements, contained on page 41 of the 1997 Annual Report to Stockholders, and is incorporated herein by reference.


        A reconciliation between the Bank's regulatory capital and GAAP capital at December 31, 1997 is presented below:


                                                            Tangible Capital
                                                             (In thousands)

            GAAP capital-originally reported to
              regulatory authorities and on the Bank's
              consolidated financial statements ............     $264,464

            Less:
             Regulatory capital adjustments:
              Investments in Non-includable Subsidiaries ...        6,827
              Adjustment for net unrealized gains,
               net of tax ..................................       28,469
                                                                 --------

               Regulatory Capital...........................     $229,168
                                                                 ========

Prompt  Corrective  Regulatory  Action.
---------------------------------------
     Under the OTS prompt corrective action regulations, ("PCA Regulations") the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization.

        The PCA Regulations define five capital categories and provide the minimum numerical requirements, subject to certain exceptions, for each capital category, as detailed below.

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

Insurance of Deposit  Accounts
------------------------------
     Deposits of the Bank are insured by the BIF. The BIF is administered by the FDIC. The FDIC currently imposes an assessment rate schedule from 0 to 27 basis points. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was signed into law. The Funds Act spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all BIF and Savings Association Insurance Fund ("SAIF") members. Effective January 1, 1997, BIF deposits are assessed for the FICO obligation of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro-rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations exist at that time.

         The Bank paid $149,000 in FDIC insurance premiums during 1997. BIF and SAIF members will continue to pay assessments, as described above, to fund the FICO obligation. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

Thrift Rechartering Legislation
-------------------------------
     The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the Banking Committee of the House of Representatives, would allow savings institutions to continue to engage in activities being conducted when they convert to a bank. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with limited grandfather provisions. The Bank is unable to predict whether such legislation will be enacted, the extent to which legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Loans to One Borrower
---------------------
     Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan to a single or related group of borrowers in an amount greater than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank was in compliance with this limitation, with the highest aggregate loans to one borrower of $29.6 million, or 11.2 % of the Bank's capital. The Company, as a unitary savings and loan holding company, is not subject to the loan to one borrower limitation. Management reviews the loans to one borrower limit at the time the loan is made, however, subsequent changes in the Bank's capital position may cause credit concentrations to exceed 15% of the Bank's capital. The Bank carefully monitors the creditworthiness of borrowers with high concentrations of credit as well as the properties that secure these loans.

Qualified Thrift Lender Test
----------------------------
     The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (defined as total assets, less: intangible assets including goodwill; property used by the institution in conducting its business and specified liquid assets up to 20% of total assets) in "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 91.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitations on Capital Distributions
------------------------------------
     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event a bank's capital falls below its regulatory requirements or is notified by the OTS that it is in need of more than normal supervision, an institution's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval, provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

Liquidity
---------
     Information regarding liquidity appears under the caption "Liquidity and Capital Resources" included on pages 12 and 13 in the 1997 Annual Report to Stockholders.

Assessments
-----------
     Savings institutions are required to pay assessments to the OTS, to fund the operations of the OTS. The general assessments, to be paid on a semiannual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's total assessments for the year ended December 31, 1997, was $261,000.

         Branching OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions  with  Related  Parties
------------------------------------
     The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution), or to make loans to certain insiders, is limited by Section 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution, as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated individuals or entities. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act. Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders (referred to as "insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement
-----------
     Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties", including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, or cease and desist orders; the removal of officers and/or directors; appointment of a receiver or conservator; or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or possibly $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness
----------------------------------
     The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the Guidelines, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Grandfathered Savings Bank Authority
------------------------------------
     Until 1983, the Bank was a New York state chartered savings bank with investment powers conferred by New York State law. The Bank retained such power when it converted to a federally chartered savings bank. The HOLA and OTS regulations empower the Bank to exercise all the powers that its predecessor state chartered savings bank possessed under New York State law, whether or not such powers had been exercised, subject to the authority of the OTS and FDIC to limit such powers for safety and soundness reasons. These powers, which were preserved in the FIRREA, are in addition to powers the Bank possesses as a federally chartered savings bank. Where a "grandfathered" power overlaps with a power authorized under federal law, the Bank may act under the more favorable authority.

        The grandfathered powers include the authority to invest in various types of investment securities, including corporate bonds and stock, and in real estate development. In addition, the Bank has grandfathered authority to make leeway investments, which include, subject to certain specific exceptions, any investment not otherwise authorized by the New York State Banking Law at the time of the Bank's charter conversion, provided that any single investment does not exceed 1% of the Bank's assets and that all such investments do not exceed 5% of its assets. At December 31, 1997, the Bank's capital investments, computed for regulatory purposes, retained under the leeway provisions were $6.8 million, or .5% of the Bank's assets. These powers allow the Bank to pursue diversified acquisition opportunities and provide the Bank with flexibility in restructuring its assets. The Bank intends to continue to utilize these powers as opportunities arise and as permitted under applicable rules and regulations. (See "Thrift Rechartering Legislation", page 16, herein.)

Federal  Home Loan Bank  System
-------------------------------
     The Bank is a member of the FHLB System which consists of twelve (12) regional FHLBs. The FHLB provides a central credit facility, primarily for member institutions. The Bank, as a member of the FHLB-New York ("FHLB-NY"), is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, if any, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1997 of $7.6 million. Should the Bank obtain FHLB advances, these advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

        The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements have limited the FHLB-NY's ability to pay dividends to their members and could also result in the FHLBs imposing higher interest rates on advances to their members. Further, there can be no assurance that the impact of FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-NY stock held by the Bank. For the years ended December 31, 1997, 1996 and 1995, dividends from the FHLB-NY to the Bank were $496,000, $438,000 and $481,000 respectively.

Federal  Reserve  System
------------------------
     The Federal Reserve Board ("FRB") regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During 1997, the FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the FRB) a reserve requirement of 3%; and for accounts greater than $49.3 million, a reserve requirement of $1.35 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. During 1997, the Bank was in compliance with the foregoing requirements and expects to continue to remain in compliance in the future. For 1998, the FRB has decreased from $49.3 million to $47.8 million, the amount of transaction accounts subject to the 3% reserve requirement and has increased the amount of exempt reservable balances, from $4.4 million to $4.7 million.

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

Taxation
--------

General
-------
     The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Bank was audited by: the Internal Revenue Service for taxable years 1990 through 1993; New York State for taxable years 1994 through 1996 and; New York City for taxable years 1991 through 1993.

Federal
-------
     The Bank is subject to the rules of federal income taxation applicable to corporations. The Bank computes taxable income, using the accrual method of accounting, on a consolidated basis. The current maximum federal corporate tax rate for all income, including capital gains, is 35%.

State and Local Taxation
------------------------
     The Bank is subject to New York State ("NYS") Franchise Tax on Banking Corporations and to the NYC Banking Corporation Tax.

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

Bad Debt Reserves
-----------------
     Under the Federal law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either an experience formula or a percentage of taxable income before such deduction ("reserve method"). The reserve method was used in preparing the income tax returns for 1995. Legislation was enacted in August 1996 which repealed the reserve method for tax purposes. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction.

         Pursuant to Statement of Financial  Accounting  Standards Statement No.
109, the Bank is generally not required to provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to, or ending at December 31, 1987, the base year reserves. The base year reserves of $85.1 million and supplemental reserve are frozen, not forgiven. These reserves continue to be segregated as they are subject to recapture penalty if one of the following occurs: (a) the Bank's retained earnings represented by this reserve are used for purposes other than to absorb losses on loans, including excess dividends or distributions in liquidation; (b) the Bank redeems its stock; (c) the Bank fails to meet the definition provided by the Code for a Bank. Future changes in the Federal tax law, could further affect the status of the base year reserve. (See Notes 14 and 17 to the Consolidated Financial Statements, included on pages 33 through 35 in the 1997 Annual Report to Stockholders.)

        New York State and the City of New York adopted legislation to reform the franchise taxation of thrift reserves for loan losses. The legislation applies to taxable years beginning after December 31, 1995. The legislation, among other things, retains the reserve method for bad debt deductions. The New York State and the City of New York bad debt deduction are no longer predicated on the Federal deduction.

Delaware  Taxation
------------------
     As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax of $150,000 to the State of Delaware.

                                STATISTICAL DATA

        The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1997 Annual Report to Stockholders as Exhibit 13.01.

I.       Distribution of Assets, Liabilities and Stockholders' Equity:  Interest
           Rates and Interest Differential

A, B. Page 11 of the Company's 1997 Annual Report to Stockholders (portions of which are filed herewith as Exhibit 13.01) presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Average Balance Sheet" and is incorporated herein by reference.

C.    Interest Differential

      Page 12 of the Company's 1997 Annual Report to Stockholders (portions of which are included herewith as Exhibit 13.01) presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

      Interest Rate Sensitivity Analysis

      Pages 8 through 10 of the Company's 1997 Annual Report to Stockholders (portions of which are filed herewith as Exhibit 13.01) presents the interest rate sensitivity analysis, under the caption "Interest Rate Sensitivity Analysis" and is incorporated herein by reference.

                              INVESTMENT PORTFOLIO


A. The following table sets forth certain information regarding the Company's investment portfolio at the dates indicated:

                                                                             At December 31,
                                                                   1997         1996         1995
                                                                   ---------------------------------
                                                                            (In Thousands)
           Securities Available-for-Sale:
             Marketable equity securities, at fair value .....    $ 62,243     $ 51,021     $ 40,071
                                                                  ========     ========     ========

           Securities Held-to-Maturity:
             U.S Government and federal agency securities ....    $244,903     $299,645     $439,896

             CMOs, net .......................................     104,040      155,272      144,607

             Mortgage-backed securities:
               Ginnie Mae, net ...............................       3,640        4,999        6,667
               Fannie Mae, net ...............................         106          152          235
               Freddie Mac, net ..............................         278          441          655
                                                                  --------     --------     --------

               Total .........................................    $352,967     $460,509     $592,060
                                                                  ========     ========     ========


           Other investments:
             FHLB-NY stock (investment required by law) ......    $  7,615     $  6,829     $  6,272
             Other stock......................................          30           30           30
                                                                  --------     --------     --------
               Total other investments........................    $  7,645     $  6,859     $  6,302
                                                                  ========     ========     ========

Contractual Maturity Distribution
---------------------------------

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's securities held-to-maturity at December 31, 1997. The table does not reflect prepayments or scheduled amortization on CMOs or MBS. For MBS, the maturities indicated are the dates the final payments are due. For CMOs, the maturities reflect the "final payment dates", which as defined by the issuer, represent the latest date by which the CMO will be retired. The assumptions used by the issuer in calculating the final payment dates are highly conservative, and the actual retirement may occur earlier than its final payment date. The estimated actual average maturity on the entire CMO portfolio at December 31, 1997 was twenty months. For principal reduction on these securities, for the years ended December 31, 1997, 1996 and 1995: See the "Consolidated Statements of Cash Flows", included on pages 24 and 25 of the 1997 Annual Report to Stockholders.

                                                       At December 31, 1997
                         One Year or Less     Over 1 to 5 Years     Over 5 to 10 Years      After 10 years
                       -------------------   -------------------   --------------------    ---------------
                                  Weighted              Weighted              Weighted              Weighted
                       Carrying   Average    Carrying   Average     Carrying  Average     Carrying   Average
                        Value     Yield       Value     Yield        Value     Yield       Value     Yield
                       -------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Federal agency ......  $110,000    5.58%     $   -          -  %    $   -        -  %     $  -           - %
U.S. Government .....   124,921    6.10         9,982      6.26         -        -           -           -
CMOs ................      -        -          20,257      5.43       83,783    6.41         -           -
MBS .................       196   11.60           959     10.65         -        -          2,869      9.61
                       --------              --------               --------              -------
     Total ..........  $235,117    5.86%     $ 31,198      5.86%    $ 83,783    6.41%     $ 2,869      9.61%
                       ========              ========               ========              =======

                                 LOAN PORTFOLIO

A. The following table sets forth the composition of the mortgage and other loan portfolios in dollar amounts:



                                                                   At December 31,
                                                 -------------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                    ----      ----      ----      ----      ----
                                                                   (In Thousands)
     Mortgage loans:
       Multi-family ..........................    $563,205  $433,224  $344,337  $294,003  $238,756
       Underlying cooperative ... ............     267,942   262,221   263,972   251,580   253,460
       One- to four-family ...................      73,757    76,848    82,391    86,531    95,357
       Commercial ............................      71,839    61,829    55,662    58,070    59,942
       Construction ..........................       3,067     1,836     1,492     2,518       410
                                                 ---------  --------  --------  --------  --------
          Total mortgage loans ...............     979,810   835,958   747,854   692,702   647,925
                                                 ---------  --------  --------  --------  --------


     Other loans:
       Student ...............................       5,213     6,204     7,466     9,656    11,132
       Loans secured by deposit accounts .....       8,189     8,328     8,489     9,167     9,340
       Property improvement ..................      10,744     8,775     9,165     6,762     5,599
       Consumer ..............................       4,775     4,350     4,092     1,821     1,516
       Overdraft loans .......................         227       237       220       224       210
                                                 ---------  --------  --------   -------  --------
          Total other loans ..................      29,148    27,894    29,432    27,630    27,797
                                                 ---------  --------  --------  --------  --------


          Total loans receivable .............   1,008,958   863,852   777,286   720,332   675,722
                                                 ---------  --------  --------  --------  --------


     Less:
       Unearned discounts, premiums and
        deferred loan fees, net ..............       3,333     3,751     4,344     4,952     3,210
       Allowance for possible loan losses ....       5,880     5,327     4,697     4,085     4,136
                                                  --------  --------  --------  --------  --------


          Loans receivable, net ..............    $999,745  $854,774  $768,245  $711,295  $668,376
                                                  ========  ========  ========  ========  ========

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates
----------------------------------------------------------------------

     The following table shows the contractual maturity of the loan portfolios at December 31, 1997. The table does not reflect prepayments, or scheduled principal amortization or repricing of adjustable rate loans. (For principal reduction on loans, for the years ended December 31, 1997, 1996 and 1995: See the "Consolidated Statements of Cash Flows", included on pages 24 and 25 in the 1997 Annual Report to Stockholders.)

                                                                                   Other
                                                  Mortgage Loans                   Loans      Total
                              -------------------------------------------------  --------     -----
                                                           (In Thousands)
                                         Under-    One-to
                               Multi-    lying-    Four-     Commer-  Construct-
                               Family    Co-op     Family     cial       tion       Other
                               ------    -----     ------     ----       ----       -----
  Amounts due:
    Within 1 Year .........   $ 11,095  $ 21,099  $  7,951  $ 10,497  $     402   $ 8,797    $   59,841
                              --------  --------  --------  --------  ---------   -------    ----------
  After 1 Year:
    1 to 2 years ..........     25,915    10,610       331     1,978      2,665     1,859        43,358
    2 to 3 years ..........     42,195    35,458        79     1,763       -        2,789        82,284
    3 to 5 years ..........    110,689    58,637     1,207    16,392       -        4,142       191,067
    5 to 10 years .........    326,876   113,800    17,611    38,472       -       11,561       508,320
    10 to 20 years ........     45,929    28,338    22,090     2,737       -         -           99,094
    Over 20 years .........        506      -       24,488      -          -         -           24,994
                              --------  --------  --------  --------  ---------   -------    ----------
Total due after 1 year ....   $552,110  $246,843  $ 65,806  $ 61,342  $   2,665   $20,351    $  949,117
                              --------  --------  --------  --------  ---------   -------    ----------
      Total amounts due ...   $563,205  $267,942  $ 73,757  $ 71,839  $   3,067   $29,148    $1,008,958
                              ========  ========  ========= ========  =========   =======    ----------
  Less:
    Unearned discounts,
     premiums and deferred
     loan fees, net .......                                                                       3,333
    Allowance for possible
     loan losses ..........                                                                       5,880
                                                                                             ----------
  Loans receivable, net ...                                                                  $  999,745
                                                                                             ==========

        The following  table sets forth at December 31, 1997,  the dollar amount of all loans due after  December  31,  1998 and  whether  such  loans have fixed interest rates or adjustable interest rates.
                                                     Fixed      Adjustable       Total
                                                     -----      ----------       -----
                                                             (In Thousands)
     Due after December 31, 1998:
        Mortgage loans:
          Multi-family ........................  $  552,110      $  -         $  552,110
          Underlying cooperative ..............     246,843         -            246,843
          One-to four-family ..................      57,975        7,831          65,806
          Commercial ..........................      61,342         -             61,342
          Construction ........................       2,665         -              2,665
        Other loans:
          Student .............................       2,235        2,710           4,945
          Loans secured by deposit accounts ...           4         -                  4
          Property improvement ................      10,619         -             10,619
          Consumer ............................       4,556         -              4,556
          Overdraft loans .....................         227         -                227
                                                 ----------      -------      ----------
        Total loans receivable ................  $  938,576      $10,541      $  949,117
                                                 ==========      =======      ==========

C.         Delinquencies  and  Classified  Assets
           --------------------------------------
     Delinquent loans are reviewed by management monthly and by the Board of Directors quarterly. When a borrower fails to make a scheduled loan payment, efforts are made to have the borrower cure the delinquency. The borrower is notified of the delinquency in writing and by telephone by the Bank's collection staff. For mortgage loans, under certain circumstances, a site inspection of the property is required. Most delinquencies are cured within 90 days and no legal action is taken. If a mortgage delinquency exceeds 90 days, the Bank institutes measures to enforce its remedies, including commencing a foreclosure action. For delinquent Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans, the Bank follows notification and foreclosure procedures prescribed by FHA and VA. Property acquired by the Bank as a result of a foreclosure is classified as "Other Real Estate". For uninsured non-mortgage loans, delinquent loans are charged off after 120 days and are referred to the Bank's attorneys for collection.


     At December 31, 1997, 1996 and 1995, delinquencies in the loan portfolios were as follows:

                                            61-90 Days           90 Days and Over
                                        ------------------------------------------
                                        Number   Principal      Number   Principal
                                         of      balance          of      balance
                                        loans    of loans       loans    of loans
                                        -----    --------       -----    --------
                                                 (Dollars in Thousands)



At December 31, 1997
--------------------
          Delinquent loans:
           Guaranteed(1)                 48      $  221          82       $   500
           Non-guaranteed                 5          10           5        12,769
                                        ---      ------         ---       -------
                                         53      $  231          87       $13,269
                                        ===      ======         ===       =======
          Ratio of delinquent
           loans to total loans             .02%                    1.32%
                                            ===                     ====


At December 31, 1996
--------------------
          Delinquent loans:
           Guaranteed(1)                 78      $  390         144       $   692
           Non-guaranteed                 9          20          15        13,459
                                        ---      ------         ---       -------
                                         87      $  410         159       $14,151
                                        ===      ======         ===       =======
          Ratio of delinquent
           loans to total loans             .05%                    1.64%
                                            ===                     ====

At December 31, 1995
--------------------
          Delinquent loans:
           Guaranteed(1)                 91      $  476         132       $   751
           Non-guaranteed                10       8,165           8           324
                                        ---      ------         ---       -------
                                        101      $8,641         140       $ 1,075
                                        ===      ======         ===       =======
          Ratio of delinquent
           loans to total loans          1.11%                       .14%
                                           =====                     ===

          (1) Loans which are FHA, VA or SLMA guaranteed.


        The following table sets forth information regarding non-accrual, restructured and impaired loans and loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated.

                                                                At December 31,
                                                ---------------------------------------------
                                                  1997     1996      1995      1994     1993
                                                  ----     ----      ----      ----     ----
                                                            (Dollars in Thousands)
Mortgage loans:
---------------
 One-to four-family, multi-family and
  commercial real estate loans:
   Non-accrual loans (1) ...................    $12,754   $12,754   $20,903   $  500   $ -
                                                -------   -------   -------   ------   ------
Accruing loans 90 or more days overdue:
 Conventional mortgages ....................       -          686       311      322      326
 VA and FHA mortgages (2) ..................        335       361       557      581      937
                                                 ------    ------   -------   ------   ------
      Total ................................        335     1,047       868      903    1,263
                                                 ------    ------   -------   ------   ------

Other loans:
------------
  Non-accrual loans ........................       -          -        -        -        -
  Accruing 90 or more days overdue:
    Student loans ..........................        165       331       194      379      429
    Consumer loans .........................         15        19        13        7       19
                                                 ------    ------   -------   ------   ------
      Total ................................        180       350       207      386      448
                                                 ------    ------   -------   ------   ------



Total non-performing loans:
  Non-accrual ..............................     12,754    12,754    20,903      500     -
  Accruing 90 days or more overdue .........        515     1,397     1,075    1,289    1,711
                                                 ------    ------   -------   ------   ------
      Total ................................    $13,269   $14,151   $21,978   $1,789   $1,711
                                                =======   =======   =======   ======   ======


Non-accrual loans to total loans ...........       1.26%     1.48%     2.69%     .07%     -  %
Accruing loans 90 or more days overdue
  to total loans ...........................        .06       .16       .14      .18      .25
Non-performing loans to total loans ........       1.32      1.64      1.78(3)   .25      .25


At December 31:
---------------
Restructured loans .........................    $ 1,840   $ 1,874   $1,663    $1,828     $  -


For the years ended December 31:
--------------------------------
Income forfeited due to
 restructured loans ........................    $    62   $    62   $    62   $    6     $  -


Income unrecorded due to
 non-accrual/impaired loans ................    $ 1,180   $ 1,180   $  226    $  150     $  -


     (1) See "Asset/Liability Management", included on pages 7 and 8 in the 1997 Annual Report to Stockholders.


     (2) The Bank's FHA and VA loans are guaranteed, seasoned loans. These loans, including the past due loans, do not present any significant collection risk to the Bank and therefore, are presented separately from conventional mortgages.

     (3) Does not include an $8.2 million mortgage loan that was current on a cash basis, but on non-accrual status, as payments were received through the bankruptcy court.

        There were no loans included in the preceding table which were modified in a troubled debt restructuring ("TDR"). The entire balance of impaired loans at December 31, 1997 represents loans on non-accrual status. The average balance of impaired loans for both 1997 and 1996 was $12.8 million. There was no interest income recorded for impaired loans (for the period in which the loans were identified as impaired) during 1997 and 1996. For both years ended December 31, 1997 and 1996, impaired loans resulted in foregone interest of $1.2 million. At December 31, 1997 and 1996, loans restructured in a TDR, other than those classified as impaired loans and/or non-accrual loans, were $1.8 million and $1.9 million, respectively. Interest forfeited attributable to these loans was $62,000 for each of the years ended December 31, 1997, 1996 and 1995.

Classified Assets
-----------------
     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS rules, the Bank recently discontinued classifying assets as "special mention" if such assets possessed weakness but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories. However, the Bank still maintains a "special mention" category under its internal asset review system.

        When an insured institution classifies problem assets as either "substandard" or "doubtful", it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An insured institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowances  for Possible Loan and Other Credit Losses
-----------------------------------------------------
     The allowances for possible loan and other credit losses are established through provisions made, based on management's evaluation of the risk inherent in its asset portfolios and changes in the nature and volume of investment activity. Such evaluation, which includes a review of all assets for which full collection may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and other factors that warrant recognition in providing for adequate credit allowances. (For a more complete discussion of the Bank's problem assets see "Provision For Possible Loan Losses" and "Provision for Possible Other Credit Losses", included on page 16 in the 1997 Annual Report to Stockholders.)

        The OTS, in conjunction with other federal banking agencies, has an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that: institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

Potential  Problem  Loans and Other Assets and  Subsequent  Developments
------------------------------------------------------------------------
     Non-performing loans at December 31, 1997 included a $12.8 million underlying cooperative mortgage loan which comprised 96.1% of non-performing loans. This mortgage is secured by a 148 unit cooperative apartment building, located in Manhattan, New York. On January 28, 1998, the Bank entered into a settlement agreement with the borrower, that provides that the Bank be made whole for unpaid principal, contractual interest, late charges and legal fees, no later than May 28, 1998. In addition, the borrower is responsible for interest, which will continue to accrue and for any additional legal fees that the Bank incurs in connection with this credit. In accordance with the terms of the agreement, the Bank received $1.2 million from the borrower, through March 13, 1998, comprised of a $1.0 million payment, which could be applied against any portion of the indebtedness other than principal and $197,000 for interim interest, which is due monthly. The borrower is seeking to refinance elsewhere.

Other Real Estate
-----------------
     ORE represents real estate properties owned by the Bank, or a subsidiary company, as a result of foreclosure or by obtaining a deed in lieu of foreclosure. ORE is recorded at the lower of the net unpaid indebtedness, or the property's net fair value at the time of acquisition. Subsequent valuation adjustments are made if the net fair value decreases below the carrying amount. Gains, if any, on the sale of ORE are deferred under the cost recovery method.

        At December 31, 1997, ORE carried at $473,000 was comprised of 31 cooperative apartments located within an 84 unit cooperative apartment building located in Brooklyn, New York. The units were acquired during 1994, when the Bank restructured an underlying cooperative loan. As part of the agreement, the Bank extended the mortgage loan for an additional five years at 7.25%, made an additional five year building improvement/liquidity loan to the cooperative and, through a subsidiary corporation, received cooperative shares representing 57 apartments. As a result of the restructuring, $1.6 million (the Bank's proportionate share of property ownership) of the cooperative association's $2.4 million indebtedness to the Bank was reclassified from mortgage loans to ORE on the Company's consolidated financial statements. At December 31, 1997, the total indebtedness related to this restructured loan reported in mortgage loans, including the building improvement loan, was $1.3 million. At December 31, 1997, of the original 57 units acquired; 26 units had been sold, resulting in deferred gains of $376,000, 30 units were rented and, 1 unit was vacant and being marketed for sale.

        During 1997, ORE operations generated pre-tax income of $59,000, which included net gains of $144,000 realized on the sale of ORE properties and the net cost of operations of $85,000. There were no loss provisions established against ORE during the year ended December 31, 1997.

                         SUMMARY OF LOAN LOSS EXPERIENCE


        Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized as follows, respectively, for the years ended December 31:

Mortgage Portfolio Loan Loss Allowance:                  1997      1996      1995      1994      1993
--------------------------------------                   ----      ----      ----      ----      ----
                                                                     (Dollars in Thousands)
Balance at beginning of period                         $5,176    $4,575    $3,976    $4,000    $3,400
Provision for possible loan losses                        600       600       600       600       600
Loans charged-off                                         (35)     -           (1)     (624)     -
Recoveries of loans previously charged off               -            1      -         -         -
                                                       ------    ------    -------   ------    ------
  Balance at end of period                             $5,741    $5,176    $4,575    $3,976    $4,000
                                                       ======    ======    ======    ======    ======

Ratios:
-------

Net charge-offs to average mortgages                      -  %      -  %      -  %      .10%      -  %

Allowance for possible loan losses to
 net mortgage loans at December 31:                       .59%      .63%      .62%      .58%      .62%

Allowance for possible loan losses to mortgage
 loans delinquent 90 days or more at December 31:       43.86%    37.50%     5.27x     4.40x     3.17x

Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                         $  151    $  122    $  109    $  136     $ 154
Provision for possible loan losses                         48        40        36         8      -
Loans charged off                                         (72)      (33)      (43)      (40)      (33)
Recoveries of loans previously charged off                 12        22        20         5        15
                                                       ------    ------    ------    ------     -----
  Balance at end of period                             $  139    $  151    $  122    $  109     $ 136
                                                       ======    ======    ======    ======     =====

Ratios:
-------

Net charge-offs to average other loans                    .21%      .04%      .08%      .13%      .06%

Allowance for possible loan losses to
 net other loans at December 31:                          .48%      .54%      .42%      .40%      .49%

Allowance for possible loan losses to other
 loans delinquent 90 days or more at December 31:       77.22%    43.14%    58.94%    28.24%    30.36%

                                    DEPOSITS


Deposit balances are summarized as follows at December 31:

                             1997                     1996                    1995
                             ----                     ----                    ----
                      Stated                   Stated                  Stated
                       rate      Amount         rate       Amount       rate       Amount
                       ----      ------         ----       ------       ----       ------
                                         (Dollars in Thousands)

Balance by interest rate:
    Demand              -  % $   32,132         -  %   $   31,940         - %    $   30,711
    NOW                2.47      35,401        2.47        36,256        2.47        36,680
    Money market       2.96      79,007        2.96        89,081        2.96        92,774
    Passbook & lease
      security         2.71     565,130        2.71       599,951        2.96       632,879

    Certificates      -            -           -             -       3.70- 4.00       2,083
                  4.67- 5.00     44,646    4.14- 5.00     174,155    4.01- 5.00     135,386
                  5.01- 6.00    343,864    5.01- 6.00     187,890    5.01- 6.00     203,054
                  6.01- 7.00     21,023    6.01- 7.00      25,120    6.01- 7.00      29,016
                  7.01- 8.00       -       7.01- 8.00        -       7.01- 8.00         863
                             ----------                ----------                ----------
                                409,533                   387,165                   370,402
                             ----------                ----------                ----------
Total deposits               $1,121,203                $1,144,393                $1,163,446
                             ==========                ==========                ==========

Time certificates in
 excess of $100,000          $   41,551                $   32,676                $   27,039
                             ==========                ==========                ==========


     The following table sets forth the maturity of certificate accounts in amounts of $100,000 or more at December 31:

                                             1997
                                             ----
                                        (In Thousands)

     Three months or less                   $18,067
     Over three months through six months     8,288
     Over six months through twelve months    9,430
     Over twelve months                       5,766
                                            $41,551


        The following table sets forth certain of the Bank's average interest bearing deposit categories and the related average interest rates for the years ended December 31:

                             1997                 1996                 1995
                             ----                 ----                 ----
                                         (Dollars in Thousands)

                       Amount    Rate      Amount     Rate      Amount     Rate
                       ------    ----      ------     ----      ------     ----

Passbook and lease
 security           $  580,050   2.70%  $  615,591    2.72%    $  661,356  2.88%
Certificates           397,832   5.22      383,215    5.16        343,229  5.14
Money Market            83,731   3.04       91,597    3.08         99,016  3.08
NOW                     35,934   2.45       36,338    2.47         37,073  2.55
                    ----------          ----------             ----------
                    $1,097,547   3.63%  $1,126,741    3.57%    $1,140,674  3.57%
                    ==========          ==========             ==========

        The FDIC, an agency of the U.S. Government, insures each depositor's savings up to $100,000 through the BIF.



Financial Highlights

For the Years Ended December 31:          1997     1996      1995
-------------------------------           ----     ----      ----
Return on average assets                  2.42%    1.74%     1.44%
Return on average equity                 10.64     8.05      6.67
Dividend payout ratio(1)                 37.23    47.24     50.25
Average equity to average assets         22.72    21.65     21.60
Equity to total assets                   23.94    22.12     22.01
Interest rate spread                      3.88     3.90      3.82
Net interest margin                       4.73     4.68      4.60
Non-interest expense to
 average assets                           1.79     1.80      1.92
Non-performing loans to total loans(2)    1.32     1.64      1.78
Non-performing assets to total assets(2)  0.90     0.98      1.50
Efficiency ratio(3)                      38.27    40.40     42.36
Ratio of net interest income to
 non-interest expense                     2.47x    2.44x    2.27x
Average interest earning assets to
 average interest bearing liabilities     1.31x    1.28x    1.28x


(1) Dividend payout ratio is calculated by dividing dividends declared per share by net income per share.

(2) See also "Asset/Liability Management", included on pages 7 and 8 in the 1997 Annual Report to Stockholders.

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

ITEM 2.  PROPERTIES
-------------------

        The Bank conducts its business through 13 full-service branch offices, 10 located in the borough of Queens, one in the borough of Manhattan and one each in Nassau and Suffolk counties. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. (See Note 9 to the Consolidated Financial Statements, included on page 32 in the 1997 Annual Report to Stockholders.)

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Bank is a defendant in several lawsuits arising out of the normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of these matters is not expected to have a material adverse effect on the results of operations, business operations or the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS
------------------------------------

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

                          Age at          Position held
Name                December 31, 1997     with the Company
----                -----------------     ----------------
John F. Bennett            63             Senior Vice President
Ronald C. Spielberger      60             Senior Vice President
Jack Connors               48             Senior Vice President
John Conroy                51             Senior Vice President
Bernice Glaz               56             Senior Vice President
Lawrence J. Kane           44             Senior Vice President
Thomas R. Lehmann          47             Chief Financial Officer
Robert A. Neumuth          54             Senior Vice President
Joseph J. Hennessy         55             Asst. Treasurer/Comptroller



     The following table sets forth certain information with respect to each executive officer of the Bank who is not a director of the Bank.

                          Age at          Position held
Name                December 31, 1997     with the Bank
----                -----------------     -------------
John F. Bennett            63             Senior Vice President
Ronald C. Spielberger      60             Senior Vice President
Jack Connors               48             Senior Vice President
John Conroy                51             Senior Vice President
Bernice Glaz               56             Senior Vice President
Thomas R. Lehmann          47             Chief Financial Officer
                                          Treasurer and Comptroller
Lawrence J. Kane           44             Senior Vice President
Robert A. Neumuth          54             Senior Vice President


                                     PART II



ITEM 5. MARKET FOR JSB FINANCIAL INC.'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
         ---------------------------------------------------------

        JSB Financial, Inc. common stock is traded on the New York Stock Exchange under the symbol "JSB". Prior to August 7, 1997, the Company's common stock was traded on the Nasdaq National Market under the symbol "JSBF".

        Information regarding JSB Financial, Inc. common stock and its price for the 1997 calendar year appears on page 6 of the 1997 Annual Report to Stockholders, portions of which are filed herewith as Exhibit 13.01, under the caption "Quarterly Results" and is incorporated herein by reference.

        As of February 17, 1998, JSB Financial, Inc. had approximately 2,143 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

        During 1997, the Company declared four cash dividends totaling $1.40 per share each on its common stock. Although the Company cannot guarantee dividend payments, management expects to continue to pay cash dividends, provided that dividend payments are in the best interest of the Company's stockholders. Certain restrictions exist regarding the amount of dividends that the Company may declare and pay. (See Note 17 to the Consolidated Financial Statements, included on page 35 in the 1997 Annual Report to Stockholders.) Dividends were paid during calendar 1997 to stockholders as follows:

     Declaration Date        Record Date           Payment Date         Dividend Per Share
     ----------------        -----------           ------------         ------------------
     January 7, 1997       February 5, 1997      February 19, 1997            $.35
     April 8, 1997         May 7, 1997           May 21, 1997                 $.35
     July 8, 1997          August 6, 1997        August 20, 1997              $.35
     October 21, 1997      November 5, 1997      November 19, 1997            $.35

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        Information regarding selected financial data appears on pages 2 and 5 of the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

        Pages 7 through 19, of the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        Pages  21  through  43,  of  the   Company's   1997  Annual   Report  to
Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         -----------------------------------------------------------

         None.

                                    PART III



        Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee or the Stock Performance Graph included in the Proxy Statement.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

        Information presented under the heading "Information With Respect to Nominees and Continuing Directors" on pages 4 and 5 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1998, is incorporated herein by reference. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph
(b) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        Information included under the headings "Directors' Compensation" and "Executive Compensation" on pages 9 through 12 (excluding the Report of the Compensation Committee on pages 10 and 11) in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        Information included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 and 8 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        Information included under the headings "Indebtedness of Management and Transactions with Certain Related Persons" on page 18 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1998, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.  Financial Statements

        The following Consolidated Financial Statements of the Company, its subsidiary, Jamaica Savings Bank FSB, and the independent auditors' report thereon, included on pages 21 through 43, of the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference:

- Consolidated Statements of Financial Condition at December 31, 1997 and 1996 - Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997
- Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended December 31, 1997
- Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997
-    Notes to the Consolidated Financial Statements
-    Independent Auditors' Report

        The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

      2. Financial Statement Schedules

        Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1997:  None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K:

     Exhibit No.  Description
     -----------  -----------
       3.01       Articles of Incorporation                                  (1)
       3.02       Bylaws (Amended and Restated, filed herewith)
       4.01       Stock Certificate of JSB Financial, Inc.                   (1)

                  Employment Agreement between the Company and:
      10.01        Park T. Adikes                                            (2)
      10.02        Edward P. Henson                                          (2)
      10.04        Ronald C. Spielberger                                     (2)
      10.05        Joanne Corrigan                                           (2)

      10.06       Supplemental Employment Agreement entered into on
                   July 9, 1996 between the Company and:
                   Park T. Adikes                                            (3)
                   Edward P. Henson                                          (3)
                   Ronald C. Spielberger                                     (3)
                   Joanne Corrigan                                           (3)

                                                                      Continued

  Exhibit No.   Description
  -----------   -----------
                Employment Agreement between the Bank and:
    10.07        Park T. Adikes                                              (2)
    10.08        Edward P. Henson                                            (2)
    10.09        Ronald C. Spielberger                                       (2)
    10.10        Joanne Corrigan                                             (2)
    10.11        John F. Bennett                                             (2)
    10.12        Jack Connors                                                (4)
    10.13        John J. Conroy                                              (4)
    10.14        Bernice Glaz                                                (4)
    10.15        Thomas R. Lehmann                                           (4)
    10.16        Lawrence J. Kane, filed herewith
    10.17        Robert A. Neumuth                                           (3)

    10.18       Supplemental Employment Agreement entered into on
                 July 9, 1996 between the Bank and:
                 Park T. Adikes                                              (3)
                 Edward P. Henson                                            (3)
                 Ronald C. Spielberger                                       (3)
                 Joanne Corrigan                                             (3)
                 John F. Bennett                                             (3)
                 Jack Connors                                                (3)
                 John J. Conroy                                              (3)
                 Bernice Glaz                                                (3)
                 Thomas R. Lehmann                                           (3)
                 Lawrence J. Kane                                            (3)
                 Robert A. Neumuth                                           (3)

                Special Termination Agreements between the Bank, guaranteed by the Company and:
    10.19        Teresa DiRe-Covello                                         (2)
    10.20        Joseph J. Hennessy                                          (2)
    10.21        Philip Pepe                                                 (5)

    10.22       Supplemental Special Termination  Agreements entered into
                 on July 9, 1996 between the Bank and:
                 Teresa DiRe-Covello                                         (3)
                 Joseph J. Hennessy                                          (3)
                 Philip Pepe                                                 (3)


                                                                      Continued

  Exhibit No.   Description
  -----------   -----------
    10.23      Jamaica Savings Bank FSB Benefit Restoration Plan
                (Amended and Restated)                                       (6)
    10.24      JSB Financial, Inc. 1990 Incentive Stock Option Plan
                (Amended and Restated)                                       (7)
    10.25      JSB Financial, Inc. 1990 Stock Option Plan
                For Outside Directors (Amended and Restated)                 (7)
    10.26      Jamaica Savings Bank FSB Employee Severance
               Compensation Plan                                             (1)
    10.27      Jamaica Savings Bank FSB Outside Directors' Consultation
                and Retirement Plan                                          (8)
    10.28      Incentive Savings Plan of Jamaica Savings Bank FSB            (8)
    10.29      The JSB Financial, Inc. 1996 Stock Option Plan                (9)
    11.01      Statement regarding computation of per share
                earnings, filed herewith
    13.01      Portions of the 1997 Annual Report to Stockholders,
                filed herewith
    23.01      Consent of KPMG Peat Marwick LLP, filed herewith
    27.00      Financial Data Schedule for the Period Ended December 31,
                1997, filed herewith
    27.01      Financial Data Schedule for the Period Ended December 31,
                1996, Restated, filed herewith
    99.01      Form 11-K for calendar year 1997 for the Incentive Savings
                Plan of Jamaica Savings Bank FSB                            (10)

(1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.
(2) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1990.
(3) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1996.
(4) Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended June 30, 1995.
(5) Incorporated herein by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1993.
(6) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1994.
(7) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1992.
(8) Incorporated herein by reference to Exhibits filed with the Pre-Effective Amendment No.1 to Form S-1, Registration No. 33-33821, filed on April 2, 1990.
(9) Incorporated herein by reference to Appendix A (pages 21 through 33) of the Proxy Statement, dated March 29, 1996.
(10) To be filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    JSB Financial, Inc.
    -------------------
       (Registrant)

/s/  Park T. Adikes          3/20/98
---  --------------          -------
     Park T. Adikes
     Chairman of the Board and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Park T. Adikes          3/20/98        /s/ Thomas R. Lehmann      3/23/98
---  --------------          -------        ---------------------      -------
     Park T. Adikes                             Thomas R. Lehmann
     Chief Executive Officer                    Chief Financial Officer
     Chairman and Director                      (Principal Accounting Officer)





/s/  Joseph C. Cantwell      3/26/98         /s/  James E. Gibbons, Jr.  3/26/98
---------------------------  -------         --------------------------  -------
     Joseph C. Cantwell                           James E. Gibbons, Jr.
     Director                                     Director



/s/  Edward P. Henson        3/24/98         /s/  Richard W. Meyer       3/26/98
---------------------------  -------         --------------------------  -------
     Edward P. Henson                                    Richard W. Meyer
     President and Director                              Director



/s/  Arnold B. Pritcher      3/26/98         /s/  Paul R. Screvane       3/26/98
---------------------------  -------         --------------------------  -------
     Arnold B. Pritcher                           Paul R. Screvane
     Director                                     Director