Form 10-Q
period 1998-03-31
JSB FINANCIAL INC
filed 1998-05-13
CIK 861499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                 --------------

                         COMMISSION FILE NUMBER 1-13157
                                                -------

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

                                (516) 887-7000
                                --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                        OUTSTANDING AT MAY 7, 1998
---------------------                        --------------------------
   $.01 PAR VALUE                                    9,884,666


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                  Number
ITEM 1.  Financial Statements

         Consolidated Statements of Financial Condition
          at March 31, 1998 and December 31, 1997                                                                   3

         Consolidated Statements of Operations for the Three
          Months Ended March 31, 1998 and March 31, 1997                                                            4

         Consolidated Statements of Comprehensive Income for
          the Three Months Ended March 31, 1998 and March 31, 1997                                                  5

         Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1998
          and March 31, 1997                                                                                        6-7

         Notes to Consolidated Financial Statements                                                                 8-9

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                     10-17



                           PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings                                                                                         18

ITEM 2.  Changes in Securities                                                                                     18

ITEM 3.  Defaults Upon Senior Securities                                                                           18

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                       18

ITEM 5.  Other Information                                                                                         18

ITEM 6.  Exhibits and Reports on Form 8-K                                                                          18

                Signatures                                                                                         19

                Exhibit Index                                                                                      20

                Exhibit 11.00  Computation of Earnings Per Share                                                   21

                Exhibit 27.00  Financial Data Schedule for the Three Months Ended March 31, 1998                   22

                Exhibit 27.01  Restated Financial Data Schedule for the Three Months Ended March 31, 1997          23


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 MARCH 31,                 DECEMBER 31,
                                                                                   1998                        1997
                                                                                ----------                 ------------

ASSETS
Cash and due from banks                                                         $   12,497                 $   12,924
Federal funds sold                                                                  76,000                     62,000
                                                                                ----------                 ----------
     Cash and cash equivalents                                                      88,497                     74,924

Securities available-for-sale, at estimated fair value                              69,641                     62,243
Securities held-to-maturity, net (estimated fair value of
 $317,397 and $353,996, respectively)                                              316,564                    352,967
Other investments                                                                    8,922                      7,645
Mortgage loans, net                                                              1,013,159                    970,737
Other loans, net                                                                    28,005                     29,008
Premises and equipment, net                                                         17,530                     17,029
Interest due and accrued                                                             9,735                      9,278
Real estate held for sale and Other real estate ("ORE")                              3,026                      3,450
Other assets                                                                         8,877                      7,750
                                                                                ----------                 ----------
             Total Assets                                                       $1,563,956                 $1,535,031
                                                                                ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $1,127,623                 $1,121,203
Advance payments for real estate taxes and insurance                                23,357                     10,322
Official bank checks outstanding                                                     8,121                     10,405
Deferred tax liability, net                                                         18,891                     15,628
Accrued expenses and other liabilities                                              13,515                      9,959
                                                                                ----------                 ----------
              Total Liabilities                                                  1,191,507                  1,167,517
                                                                                ----------                 ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                         --
Common stock ($.01 par value,  30,000,000 shares authorized;
 16,000,000 issued; 9,883,047 and 9,919,927 outstanding,
 respectively)                                                                         160                        160
Additional paid-in capital                                                         166,706                    165,112
Retained income, substantially restricted                                          314,209                    311,436
Accumulated other comprehensive income:
   Net unrealized gain on securities available-for-sale, net of tax                 33,031                     28,469
Common stock held by Benefit Restoration Plan Trust, at cost
 (193,723 and 188,323 shares, respectively)                                         (4,468)                    (4,199)
Common stock held in treasury, at cost (6,116,953 and 6,080,073
 shares, respectively)                                                            (137,189)                  (133,464)
                                                                                ----------                 ----------
              Total Stockholders' Equity                                           372,449                    367,514
                                                                                ----------                 ----------
              Total Liabilities and Stockholders' Equity                        $1,563,956                 $1,535,031
                                                                                ==========                 ==========


See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,

                                                                                               1998              1997
                                                                                            ---------------------------

Interest Income
Mortgage loans, net                                                                           $20,541           $17,957
Debt and equity securities, net                                                                 3,605             5,013
Collateralized mortgage obligations ("CMOs"), net                                               1,446             2,151
Other loans, net                                                                                  508               496
Mortgage-backed securities ("MBS"), net                                                            93               141
Federal funds sold                                                                              1,205               925
                                                                                              -------           -------
  Total Interest Income                                                                        27,398            26,683
                                                                                              -------           -------

Interest Expense
Deposits                                                                                        9,642             9,738
                                                                                              -------           -------
  Net Interest Income                                                                          17,756            16,945
Provision for Possible Loan Losses                                                                 14               160
                                                                                              -------           -------
  Net Interest Income After Provision for
   Possible Loan Losses                                                                        17,742            16,785
                                                                                              -------          --------

Non-Interest Income
Real estate operations, net                                                                        77               356
Loan fees and service charges                                                                     527               707
Recovery of prior period expenses for troubled loans                                            1,000               -
Miscellaneous income                                                                               52                51
                                                                                              -------          --------
  Total Non-Interest Income                                                                     1,656             1,114
                                                                                              -------          --------

Non-Interest Expense
Compensation and benefits                                                                       3,794             3,943
Occupancy and equipment expenses, net                                                           1,126             1,145
Federal deposit insurance premiums                                                                 36                38
Advertising                                                                                       290               301
ORE expense, net                                                                                   18                33
Other general and administrative                                                                1,522             1,424
                                                                                              -------          --------
  Total Non-Interest Expense                                                                    6,786             6,884
                                                                                              -------          --------

Income Before Provision for Income Taxes                                                       12,612            11,015
Provision for Income Taxes                                                                      4,948             4,567
                                                                                              -------          --------
Net Income                                                                                    $ 7,664          $  6,448
                                                                                              =======          ========

Earnings and Cash Dividends Per Common Share:
  Basic earnings per common share                                                              $  .78            $  .66
                                                                                               ======            ======
  Diluted earnings per common share                                                            $  .75            $  .63
                                                                                               ======            ======

  Basic weighted average common shares                                                          9,886             9,809
                                                                                               ======            ======
  Diluted weighted average common & dilutive potential shares                                  10,202            10,158
                                                                                               ======            ======

  Cash dividends per common share                                                              $  .40             $ .35
                                                                                               ======             =====

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,

                                                                                               1998                1997
                                                                                            -----------------------------

Net Income                                                                                   $ 7,664              $ 6,448

Other Comprehensive Income, Net of Tax:
  Unrealized Gain on Securities:
     Unrealized holding gains arising during period                                            4,562                  356
                                                                                             -------              -------

Comprehensive Income                                                                         $12,226              $ 6,804
                                                                                             =======              =======


See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    1998                         1997
                                                                                -----------------------------------------

Cash flows from operating activities
Net income                                                                      $    7,664                 $    6,448
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses                                                      14                        160
Decrease in deferred loan fees and discounts, net                                      (27)                      (123)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs                                                            (30)                      (133)
Accretion of discount in excess of amortization of
 premium on debt securities                                                            (45)                       (74)
Depreciation and amortization on premises and equipment                                489                        455
Gain on sale of mortgage and other loans                                                (4)                      -
Tax benefit for stock plans credited to capital                                      1,113                        231
Increase in interest due and accrued                                                  (457)                    (1,346)
Decrease in official bank checks outstanding                                        (2,284)                    (2,741)
Other, net                                                                           2,998                      5,012
                                                                                ----------                 ----------
  Net cash provided by operating activities                                          9,431                      7,889
                                                                                ----------                 ----------

Net cash flow from investing activities Loans originated:
  Mortgage loans                                                                   (50,033)                   (27,537)
  Other loans                                                                       (4,314)                    (4,644)
Purchases of CMOs held-to-maturity                                                 (20,027)                   (29,977)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                                (75,000)                  (134,922)
Principal payments on:
  Mortgage loans                                                                     7,636                      9,064
  Other loans                                                                        4,864                      4,852
  CMOs                                                                              21,180                     28,644
  MBS                                                                                  325                        343
Proceeds from maturities of U.S. Government and
 federal agency securities                                                         110,000                     95,000
Proceeds from sale of other loans                                                      445                        145
Purchases of Federal Home Loan Bank stock                                           (1,277)                      (786)
Purchases of premises and equipment, net of disposals                                 (990)                      (343)
Net decrease in investment in real estate holdings, excluding sales                    371                         49
                                                                                ----------                 ----------
 Net cash used by investing activities                                              (6,820)                   (60,112)
                                                                                ----------                 ----------

                                                                                                            Continued

JSB FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    1998                      1997
                                                                                -----------------------------------

Net cash flow from financing activities
Net increase (decrease) in deposits                                                6,420                     (3,411)
Increase in advance payments for real estate
 taxes and insurance                                                              13,035                     11,789
Proceeds from common stock option exercises                                          754                        472
Cash dividends paid to common stockholders                                        (3,967)                    (3,435)
Proceeds from stock offering                                                         161                       -
Payments to repurchase common stock                                               (5,441)                      -
                                                                                --------                   --------
  Net cash provided by financing activities                                       10,962                      5,415
                                                                                --------                   --------

Net increase (decrease) in cash and cash equivalents                              13,573                    (46,808)
Cash and cash equivalents at beginning of year                                    74,924                     99,394
                                                                                --------                   --------
Cash and cash equivalents at end of quarter                                     $ 88,497                   $ 52,586
                                                                                ========                   ========
















See accompanying notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

        The financial information for JSB Financial, Inc. (the "Company") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the 1997 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1997, has been prepared by management without an audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1997, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim periods. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1997.

2.  Impact of New Accounting Standards
--------------------------------------

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("Statement 130"). Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        Effective January 1, 1998, the Company addressed SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company determined that it has no reportable segments pursuant to the criteria presented in Statement 131, however if such reportable segments should be determined to exist in the future, the disclosure as required by Statement 131 would be provided.

3.  Debt and Equity Securities
------------------------------

        The following tables set forth information regarding the Company's debt and equity securities as of:



                                                         March 31, 1998                     December 31, 1997
                                                  ---------------------------           ----------------------------

                                                  Amortized        Estimated            Amortized         Estimated
                                                      Cost         Fair Value               Cost          Fair Value
                                                  ---------------------------           ----------------------------
Held-to-Maturity                                                            (In Thousands)

U.S. Government and Federal
 Agency Securities                                $209,948         $210,197             $244,903          $245,367

CMOs, net                                          102,916          103,176              104,040           104,270

MBS, net                                             3,700            4,024                4,024             4,359
                                                  --------         --------             --------          --------
Total Securities held-to maturity                 $316,564         $317,397             $352,967          $353,996
                                                  ========         ========             ========          ========


                                                                   Estimated                              Estimated
                                                     Cost          Fair Value              Cost           Fair Value
                                                  ---------------------------           ----------------------------

Available-for-Sale                                                          (In Thousands)

Equity securities:
         Common stock                             $ 10,422         $ 45,928             $ 10,422          $  41,216
         SLM* stock                                      4            2,290                    4              2,087
         Freddie Mac stock                             441           21,347                  441             18,872
         FNMA* stock                                     2               76                    2                 68
                                                  --------         --------             --------          ---------
           Total equity securities                $ 10,869         $ 69,641             $ 10,869          $  62,243
                                                  ========         ========             ========          =========

* SLM Holding Corporation ("SLM"), formerly known as Student Loan Marketing Association, Federal National Mortgage Association ("FNMA").


4.  Subsequent Events
---------------------

        On April 14, 1998, the Company's Board of Directors declared a $.40 per share dividend on its common stock. The dividend is to be paid on May 20, 1998, to stockholders of record on May 6, 1998, and will total approximately $4.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS


General/Financial Condition
---------------------------

        JSB Financial, Inc. is a Delaware-chartered holding company. The Company's assets, which totaled approximately $1.56 billion at March 31, 1998, included assets totaling $1.49 billion owned by its wholly owned subsidiary, Jamaica Savings Bank FSB. In addition to the Bank's assets, the Company's earning assets were comprised of $21.3 million in money market investments on deposit with the Bank, $55.0 million in short-term federal agency securities, and $15.2 million in mortgage loans secured by multi-family residential rental properties.

Asset Quality
-------------

        At March 31, 1998, the Bank's non-performing assets, which totaled $13.6 million, included: non-performing loans of $13.2 million and $420,000 of ORE. The $13.2 million of non-performing loans continues to include a $12.8 million underlying cooperative mortgage loan that is under foreclosure and on non-accrual status. On January 28, 1998, the Bank entered into a settlement agreement with the borrower, that provides that the Bank be made whole for unpaid principal, contractual interest, late charges and legal fees, no later than May 28, 1998. In addition, the borrower is responsible for interest, which will continue to accrue and for any additional legal fees that the Bank incurs in connection with this credit. In accordance with the terms of the agreement, the Bank received $1.3 million from the borrower, through April 9, 1998, comprised of a $1.0 million payment, which could be applied against any portion of the indebtedness other than principal, and was recorded in non-interest income as a recovery of prior period expenses related to this loan, and $295,000 for interim interest, which is due monthly. The borrower is seeking to refinance the loan with another lender. The ratio of non-performing assets to total assets was .87% and .90% at March 31, 1998 and December 31, 1997, respectively.

        The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, as well as any other investments, if any, on which the collection of contractual principal and interest is questionable. The ratio of non-performing loans to total loans was 1.26% and 1.32% (See Non-performing/Non-accrual Table, herein) at March 31, 1998 and December 31, 1997, respectively.

Loan Delinquency Table
----------------------

         At March 31, 1998 and December 31, 1997, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                               90 Days and Over
                                                     -----------------------                     ----------------------
                                                     Number        Principal                     Number       Principal
                                                      of            balance                       of           balance
                                                     loans          of loans                     loans         of loans
                                                     -----          --------                     -----         --------
                                                                           (Dollars in Thousands)
At March 31, 1998:
------------------
  Delinquent loans:
     Guaranteed(1)                                     42             $  230                       78           $   416
     Non-guaranteed                                     5                  4                        8            12,774(2)
                                                       --             ------                       --            ------
                                                       47             $  234                       86           $13,190
                                                       ==             ======                       ==           =======
Ratio of delinquent loans
 to total loans                                              .02%                                        1.26%

At December 31, 1997:
---------------------
  Delinquent loans
     Guaranteed(1)                                     48             $  221                       82           $   500
     Non-guaranteed                                     5                 10                        5            12,769(2)
                                                       --             ------                       --           -------
                                                       53             $  231                       87           $13,269
                                                       ==             ======                       ==           =======
Ratio of delinquent loans
 to total loans                                              .02%                                        1.32%


(1) Loans which are Federal Housing Administration ("FHA"), Veterans Administration ("VA") or New York State Higher Education Services Corporation guaranteed.

(2) Includes a $12,754,000 underlying cooperative mortgage loan. See Asset Quality, herein.

Non-performing/Non-accrual Table
--------------------------------

         The following table sets forth information at March 31, 1998 and December 31, 1997, regarding non-accrual loans and loans which were delinquent
90 days or more and accruing interest:

                                                                          March 31,              December 31,
                                                                            1998                     1997
                                                                         ------------------------------------
                                                                                      (In Thousands)
Mortgage loans:
---------------
Non-accrual loans (1)                                                    $12,754                    $12,754
                                                                         -------                    -------
Accruing loans 90 or more days overdue:
   VA and FHA mortgages (2)                                                  283                        335
                                                                         -------                    -------
     Total                                                                   283                        335
                                                                         -------                    -------

Other loans:
------------
Non-accrual loans                                                             --                         --
Accruing loans 90 or more days overdue:
   Student loans                                                             132                        165
   Consumer loans                                                             21                         15
                                                                         -------                    -------
     Total                                                                   153                        180
                                                                         -------                    -------

Total non-performing loans:
---------------------------
   Non-accrual                                                            12,754                     12,754
   Accruing loans 90 days or more overdue                                    436                        515
                                                                         -------                    -------
     Total                                                               $13,190                    $13,269
                                                                         =======                    =======


Non-accrual loans to total loans                                            1.21%                      1.26%

Accruing loans 90 or more days overdue
 to total loans                                                              .05                        .06

Non-performing loans to total loans                                         1.26                       1.32

(1) Represents a single underlying cooperative mortgage loan. (See Asset Quality, page 10, herein.) There is no related allowance against this mortgage, as management expects full repayment during the second quarter of 1998.

(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. It is management's belief that these loans, including those in arrears, do not present any significant collection risk to the Bank, and therefore, are presented separately from conventional mortgages.

         There were no loans included in the above table that were modified in a trouble debt restructure. The entire balance included in impaired loans at March 31, 1998 and December 31, 1997 was $12,754,000 and was comprised of one loan that was also on non-accrual status. Pursuant to the terms of an agreement with the borrower, the impaired/non-accrual loan is expected to be satisfied during 1998. (See Asset Quality, page 10, herein.) The average balance of impaired loans for the first quarter of 1998 and 1997 was $12,754,000. Interest-income recorded for the impaired loan for the quarter ended March 31, 1998 was $197,000; while no income was recorded on the impaired loan for the quarter ended March 31, 1997. For the quarters ended March 31, 1998 and 1997, the impaired loan resulted in foregone interest of $98,000 and $295,000, respectively, which amounts are expected to be recovered during 1998. Loans restructured in a trouble debt restructure, other than those classified as impaired and/or non-accrual loans, were $1,840,000 at March 31, 1998 and December 31, 1997. Interest forfeited attributable to these loans was $15,500 and $62,000 for the quarters ended March 31, 1998 and 1997, respectively.

Loan Loss Activity Table
------------------------

         Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the three months ended March 31, 1998 and the year ended December 31, 1997, as follows:


                                                                       March  31,                      December 31,
                                                                          1998                             1997
                                                                       --------------------------------------------
                                                                                    (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                          $5,741                            $5,176
Provision for possible loan losses                                          --                               600
Loans charged off                                                           --                               (35)
Recoveries of loans previously charged off                                  --                                --
                                                                        ------                            ------
Balance at end of period                                                $5,741                            $5,741
                                                                        ======                            ======


Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                        --%                               --%*
Allowance for possible loan losses to
 net mortgage loans                                                        .57                               .59
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more                               44.04                             43.86


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                          $  139                            $  151
Provision for possible loan losses                                          14                                48
Loans charged off                                                           (7)                              (72)
Recoveries of loans previously charged off                                   3                                12
                                                                        ------                            ------
Balance at end of period                                                $  149                            $  139
                                                                        ======                            ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                     .01%                              .21%
Allowance for possible loan losses to
 net other loans                                                           .53                               .48
Allowance for possible loan losses to
 other loans delinquent 90 days or more                                  97.39                             77.22


*  Is less than .01%.

Liquidity and Capital Resources
-------------------------------

         The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary sources of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgages and other loans. During the three months ended March 31, 1998, the $75.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds in investing activities. Mortgage originations, substantially all of which are at fixed rates, for the three months ended March 31, 1998 were $50.0 million, compared to $27.5 million for the three months ended March 31, 1997. CMO purchases for the first quarter of 1998 were $20.0 million, compared to $30.0 million for the first quarter of 1997. During the first quarter of 1998, maturities of U.S. Government and federal agency securities generated $110.0 million, the most significant cash inflow from investment activities, followed by principal payments on CMOs of $21.2 million. For the three months ended March 31, 1998, advance payments for real estate taxes and insurance increased $13.0 million, related to the timing of escrow disbursements, and deposits increased by $6.4 million. The $5.4 million cost of repurchasing the Company's common stock represents the largest use of funds in financing activities for the first quarter of 1998. The increase in dividend payments reflects the increase in dividends paid per share to $.40 for the first three months of 1998, compared to $.35 per share for the first three months of 1997.

         March 31, 1998 was the first quarter end since March 31, 1996 that deposits increased. The net increase in deposits of $6.4 million to $1.128 billion at March 31, 1998, from $1.121 billion at December 31, 1997, reflects increases in certificate accounts, demand deposit accounts and lease security accounts of $11.5 million, $1.2 million and $159,000, respectively, partially offset by decreases of $4.9 million in passbook accounts, $980,000 in money market accounts and $530,000 in negotiable order of withdrawal ("NOW") accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term certificate of deposits offered by the Bank and other non-bank products available through various investment firms. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are structured such that a gradual decline in deposits will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its customers. The Bank has expanded its range of services to customers, including automated telephone banking and credit cards.

        The Bank attempts to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets are the primary contributors for the continued decline in deposits over the past several years. Management chose to allow deposits to decline, rather than pay rates that would result in a lower net income or necessitate modifying the Bank's existing investment structure and guidelines. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. While the highest percentage of deposits has remained in passbook and lease security accounts, the trend of deposit shifts has moved away from passbook accounts and towards certificate accounts. Management cannot predict the future direction of deposits; however, if deposits begin to decline again, interest earning assets may also decline, resulting in a decrease in interest income, the primary component in the Company's net income.

        The Company repurchased 114,100 shares of its common stock during the three months ended March 31, 1998, pursuant to its tenth stock repurchase program (the "current program"), which began on June 12, 1996. As of March 31, 1998, 529,100 of the 900,000 shares targeted for repurchase under the current program were repurchased at an aggregate cost of $19.1 million, or at an average price of $36.17 per share. Pursuant to the Company's stock option plans, 75,420 shares of treasury stock were reissued for option exercises during the three months ended March 31, 1998. The Company issued 1,800 shares of treasury stock for directors compensation.

        On January 6, 1998, the Company's Board of Directors declared a cash dividend of $.40 per share to stockholders of record on February 4, 1998. The dividend payment, which totaled $4.0 million, was made on February 18, 1998.

Regulations
-----------

        As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital ratio of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at March 31, 1998 were as follows:

                                                              Percentage                   Dollars
                                                              ----------                   -------
                                                                                        (In Thousands)


      TANGIBLE CAPITAL
        Required                                                   1.50%                   $ 21,570
        Actual                                                    16.54                     237,916
                                                                  -----                    --------
         Excess                                                   15.04%                   $216,346
                                                                  =====                    ========

      CORE CAPITAL
        Required                                                   3.00%                   $ 43,140
        Actual                                                    16.54                     237,916
                                                                  -----                    --------
         Excess                                                   13.54%                   $194,776
                                                                  =====                    ========

      RISK BASED CAPITAL
        Required                                                   8.00%                   $ 86,090
        Actual                                                    21.41                     230,424
                                                                  -----                    --------
          Excess                                                  13.41%                   $144,334
                                                                  =====                    ========




Comparison of Operating Results for the Three Months Ended
 March 31, 1998 and 1997
--------------------------------------------------------------------------------

        Net income for the three months ended March 31, 1998, was $7.7 million, or $.75 per diluted share, compared with $6.4 million, or $.63 per diluted share for the three months ended March 31, 1997.

        Net interest income for the three months ended March 31, 1998, was $17.8 million, compared to $16.9 million for the three months ended March 31, 1997. The increase in net interest income reflects a $715,000 increase in interest income and a $96,000 decrease in interest expense. The annualized yield on interest earning assets increased to 7.60%, compared to 7.47%, for the quarters ended March 31, 1998 and 1997, respectively; average interest earning assets increased by $14.0 million. The annualized cost of interest bearing deposits increased to 3.55% from 3.52% for the quarters ended March 31, 1998 and 1997, respectively. Average interest bearing deposits decreased by $19.1 million for the quarter ended March 31, 1998 compared to March 31, 1997. For the quarter ended March 31, 1998, the interest rate spread and net interest margin increased to 4.05% and 4.92%, respectively, compared to 3.95% and 4.75%, respectively for the quarter ended March 31, 1997.

        Income earned on mortgage loans increased by 14.4%, to $20.5 million for the three months ended March 31, 1998, compared to $18.0 million for the first quarter of 1997, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the yield to 8.28% for the quarter ended March 31, 1998, from 8.57% for the quarter ended March 31, 1997.

        For the three months ended March 31, 1998, income from debt and equity securities decreased by $1.4 million, or 28.1%, to $3.6 million from $5.0 million for the three months ended March 31, 1997. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $105.6 million, or 31.0%, to $234.7 million, compared to $340.3 million for the three months ended March 31, 1997. The annualized yield on the debt and equity securities portfolio increased to 6.14% for the three months ended March 31, 1998 from 5.89% for the three months ended March 31, 1997. The debt and equity securities portfolio activity for the current period included purchases of $75.0 million and maturities of $110.0 million, compared with purchases of $134.9 million and maturities of $95.0 million for the quarter ended March 31, 1997.

        For the quarter ended March 31, 1998, income on CMOs decreased by 32.8%, to $1.4 million, with an annualized yield of 6.16%, from income of $2.2 million with an annualized yield of 5.84% for the quarter ended March 31, 1997. During the first quarter of 1998, the Bank received principal payments of $21.2 million on CMOs, compared with principal payments of $28.6 million for the quarter ended March 31, 1997. CMO purchases during the quarter ended March 31, 1998 totaled $20.0 million, compared to purchases of $30.0 million for the quarter ended March 31, 1997. The Bank did not sell any CMOs during either period.

        Income on federal funds sold increased by $280,000, or 30.3%, to $1.2 million for the quarter ended March 31, 1998 from $925,000 for the quarter ended March 31, 1997. This increase resulted from an increase in the average investment in federal funds of $19.3 million to $89.6 million for the current period, compared with $70.3 million for the quarter ended March 31, 1997. The annualized yield on federal funds sold increased to 5.38% for the current quarter, compared to 5.26% for the quarter ended March 31, 1997.

        Interest expense on deposits decreased by $96,000 to $9.6 million for the quarter ended March 31, 1998, compared to $9.7 million for the quarter ended March 31, 1997. Average interest bearing deposits decreased by $19.1 million, to $1.087 billion for the three months ended March 31, 1998, compared to $1.106 billion for the three months ended March 31, 1997, while the average rate paid on interest bearing deposits increased slightly to 3.55% from 3.52% for the comparative quarter in 1997.

        The provision for possible loan losses for the quarter ended March 31, 1998 was $14,000, compared to $160,000 for the first quarter of 1997. The provision for the first quarter of 1997 included provisions of $150,000 for the general valuation mortgage allowance. During the first quarter of 1998, management made no additions to the mortgage allowance, as reflected in the decrease in the provision for possible loan losses for the first quarter of 1998, compared to the first quarter of 1997. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances, which may be adjusted through the provisions.

        Total non-interest income for the three months ended March 31, 1998, increased to $1.7 million from $1.1 million for the three months ended March 31, 1997, a net increase of $542,000, or 48.7%. The $1.0 million recovery of prior period expenses for troubled loans reflects a payment received during the first quarter of 1998 resulting from a settlement agreement between the Bank and the borrower on a $12.8 million underlying cooperative mortgage loan. (See Asset Quality, herein.) Real estate operations decreased by $279,000, primarily the result of a decrease in real estate properties owned by the Bank. The $180,000 decrease in loan fees and service charges reflects decreases in mortgage prepayment penalties and personal check fees of $144,000 and $34,000, respectively.

        Non-interest expense remained relatively unchanged, decreasing to $6.8 million during the quarter ended March 31, 1998, from $6.9 million for the quarter ended March 31, 1997. Compensation and benefit expense decreased by $149,000, primarily reflecting a decrease in pension expense, due to an increase in income earned on excess pension fund assets.

        The provision for income taxes increased by $381,000, or 8.3%, to $4.9 million for the three months ended March 31, 1998, from $4.6 million for the three months ended March 31, 1997. This increase is reflective of the $1.6 million increase in pre-tax income, offset by the decrease in the Company's effective tax rate from 41.5% for the quarter ended March 31, 1997, to 39.2% for the quarter ended March 31, 1998. The reduction in the effective tax rate is primarily reflective of certain state and city tax benefits associated with Tier Inc., the Bank's real estate investment trust subsidiary. Subsequent to March 31, 1998 the Company determined to dissolve Tier Inc. This dissolution may result in net tax benefits for the Company over the period of liquidation.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

         In addition to historical information, this Form 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, BUSINESS of the Company's 1997 Form 10-K.


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

ITEM 3.  Defaults upon Senior Securities                                                             (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders                                         (Not Applicable)

ITEM 5.  Other information                                                                           (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                                                           Page
                                                                                                          Number

         (a)  Exhibits

                  3.01  Articles of Incorporation              (1)
                  3.02  By-laws                                (2)
                 11.00  Computation of Earnings Per Share                                                    21
                 27.00  Financial Data Schedule for the Three Months Ended March 31, 1998                    22
                 27.01  Restated Financial Data Schedule for the Three Months Ended March 31, 1997           23

         (b)  Reports on Form 8-K                                                                    (Not Applicable)





         (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

         (2) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1997.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended March 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  May 12, 1998                                /s/  Park T. Adikes
       ------------                                     --------------
                                                        Park T. Adikes
                                                        Chief Executive Officer



DATE:  May 12, 1998                                /s/  Thomas R. Lehmann
       ------------                                     -----------------
                                                        Thomas R. Lehmann
                                                        Chief Financial Officer


                                    Exhibit Index



         Exhibit No.                Identification of Exhibit

            11.00                   Statement Re:  Computation of Per Share Earnings

            27.00                   Financial Data Schedule for the Three Months Ended March 31, 1998

            27.01                   Restated Financial Data Schedule for the Three Months Ended March 31, 1997
