Form 10-Q
period 1998-06-30
JSB FINANCIAL INC
filed 1998-08-07
CIK 861499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                              OUTSTANDING AT AUGUST 5, 1998
---------------------                              -----------------------------
  $.01 PAR VALUE                                             9,853,669


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                  Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
          at June 30, 1998 and December 31, 1997                                                                    3

         Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 1998
          and June 30, 1997                                                                                         4

         Consolidated Statements of Comprehensive Income for
          the Three Months and Six Months Ended June 30, 1998
          and June 30, 1997                                                                                         5

         Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1998 and June 30, 1997                                                      6- 7

         Notes to Consolidated Financial Statements                                                                 8-10

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                            11-21



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                         22

ITEM 2.  Changes in Securities                                                                                     22

ITEM 3.  Defaults Upon Senior Securities                                                                           22

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                       22

ITEM 5.  Other Information                                                                                         23

ITEM 6.  Exhibits and Reports on Form 8-K                                                                          23

                Signatures                                                                                         24

                Exhibit Index                                                                                      25

                Exhibit 11.00  Computation of Earnings Per Share                                                   26

                Exhibit 27.00  Financial Data Schedule for the Six Months Ended June 30, 1998                      27

                Exhibit 27.01  Restated Financial Data Schedule for the Six Months Ended June 30, 1997             28


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  JUNE 30,                DECEMBER 31,
                                                                                    1998                     1997
                                                                                  --------                ------------


ASSETS
Cash and due from banks                                                         $   14,826                 $   12,924
Federal funds sold                                                                 110,500                     62,000
                                                                                ----------                  ---------
     Cash and cash equivalents                                                     125,326                     74,924

Securities available-for-sale, at estimated fair value                              71,209                     62,243
Securities held-to-maturity, net (estimated fair value of
 $236,393 and $353,996, respectively)                                              235,754                    352,967
Other investments                                                                    8,922                      7,645
Mortgage loans, net                                                              1,058,772                    970,737
Other loans, net                                                                    23,960                     29,008
Premises and equipment, net                                                         17,993                     17,029
Interest due and accrued                                                             8,974                      9,278
Real estate held for sale and Other real estate ("ORE")                              2,237                      3,450
Other assets                                                                        10,313                      7,750
                                                                                ----------                 ----------
              Total Assets                                                      $1,563,460                 $1,535,031
                                                                                ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $1,121,696                 $1,121,203
Advance payments for real estate taxes and insurance                                15,496                     10,322
Official bank checks outstanding                                                    16,093                     10,405
Deferred tax liability, net                                                         19,432                     15,628
Accrued expenses and other liabilities                                              10,732                      9,959
                                                                                ----------                -----------
              Total Liabilities                                                  1,183,449                  1,167,517
                                                                                ----------                -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                         --
Common stock  ($.01 par value,  65,000,000  and  30,000,000
 shares  authorized, respectively; 16,000,000 issued; 9,832,590
 and 9,919,927 outstanding, respectively)                                              160                        160
Additional paid-in capital                                                         167,675                    165,112
Retained income, substantially restricted                                          324,755                    311,436
Accumulated other comprehensive income:
   Net unrealized gain on securities available-for-sale, net of tax                 33,912                     28,469
Common stock held by Benefit Restoration Plan Trust, at cost
 (193,723 and 188,323 shares, respectively)                                         (4,468)                    (4,199)
Common stock held in treasury, at cost (6,167,410 and 6,080,073
 shares, respectively)                                                            (142,023)                  (133,464)
                                                                                ----------                 ----------
              Total Stockholders' Equity                                           380,011                    367,514
                                                                                ----------                 ----------
              Total Liabilities and Stockholders' Equity                        $1,563,460                 $1,535,031
                                                                                ==========                 ==========

See accompanying notes to the consolidated financial statements.



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                            1998          1997        1998          1997
                                                           -----------------------------------------------
Interest Income
---------------
Mortgage loans, net                                        $21,820       $18,262     $42,361       $36,219
Debt & equity securities, net                                3,076         5,261       6,681        10,274
Collateralized mortgage obligations ("CMOs"), net            1,622         2,131       3,068         4,282
Other loans, net                                               502           515       1,010         1,011
Mortgage-backed securities ("MBS"), net                         84           130         177           271
Federal funds sold                                           1,173           694       2,378         1,619
                                                           -------       -------     -------       -------
    Total Interest Income                                   28,277        26,993      55,675        53,676
                                                           -------       -------     -------       -------

Interest Expense
----------------
Deposits                                                     9,742         9,932      19,384        19,670
                                                           -------       -------     -------       -------
    Net Interest Income                                     18,535        17,061      36,291        34,006

Provision for Possible Loan Losses                              14           161          28           321
                                                           -------       -------     -------       -------
Net Interest Income After Provision for
 Possible Loan Losses                                       18,521        16,900      36,263        33,685
                                                           -------       -------     -------       -------

Non-Interest Income
-------------------
Real estate operations, net                                     38           480         115           836
Loan fees and service charges                                2,065         1,015       2,592         1,722
Recovery of prior period expenses & unaccrued
 interest on troubled loans                                  3,346             -       4,346             -
Miscellaneous income                                           355            41         407            92
                                                           -------       -------     -------       -------
    Total Non-Interest Income                                5,804         1,536       7,460         2,650
                                                           -------       -------     -------       -------

Non-Interest Expense
--------------------
Compensation and benefits                                    3,980         3,970       7,774         7,913
Occupancy and equipment expenses, net                        1,057         1,117       2,183         2,262
Federal deposit insurance premiums                              36            37          72            75
Advertising                                                    279           268         569           569
ORE (income)/expense, net                                       (1)           22          17            55
Other general and administrative                             1,530         1,337       3,052         2,761
                                                           -------       -------     -------       -------
    Total Non-Interest Expense                               6,881         6,751      13,667        13,635
                                                           -------       -------     -------       -------

Income Before Provision for Income Taxes                    17,444        11,685      30,056        22,700
Provision for Income Taxes                                   2,258         4,576       7,206         9,143
                                                           -------       -------     -------       -------
Net Income                                                 $15,186       $ 7,109     $22,850       $13,557
                                                           =======       =======     =======       =======

Earnings and Cash Dividends Per Common Share:
---------------------------------------------
Basic earnings per common share                              $1.54         $ .72       $2.31        $ 1.38
                                                             =====         =====       =====        ======
Diluted earnings per common share                            $1.49         $ .70       $2.24        $ 1.33
                                                             =====         =====       =====        ======

Basic weighted average common shares                         9,878         9,839       9,882         9,824
                                                             =====         =====       =====         =====
Diluted weighted average common & dilutive
 potential shares                                           10,184        10,194      10,193        10,177
                                                            ======        ======      ======        ======

Cash dividends per common share                              $ .40         $ .35       $ .80         $ .70
                                                             =====         =====       =====         =====

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                              1998        1997      1998       1997
                                                              -------------------------------------




Net Income                                                    $15,186  $ 7,109     $22,850  $13,557

Other Comprehensive Income, Net of Tax:
  Unrealized Gain on Securities:
     Unrealized holding gains arising during period               881    6,579       5,443    6,935
                                                              -------  -------     -------  -------

Comprehensive Income                                          $16,067  $13,688     $28,293  $20,492
                                                              =======  =======     =======  =======



See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        1998          1997
                                                                                        ------------------

Cash flows from operating activities
 Net income                                                                          $ 22,850      $ 13,557
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for possible loan losses                                                         28           321
Decrease in deferred loan fees and discounts, net                                        (480)         (218)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs                                                               (38)         (214)
Accretion of discount in excess of amortization of
 premium on debt securities                                                               (78)         (171)
Depreciation and amortization on premises and equipment                                   978           909
Mortgages loans originated for sale                                                    (1,199)         (359)
Proceeds from sale of mortgage loans originated for sale                                1,192           365
Gains on sale of mortgage and other loans                                                 (58)          (14)
Tax benefit for stock plans credited to capital                                         2,082           342
Decrease (increase) in interest due and accrued                                           304          (566)
Increase in official bank checks outstanding                                            5,688         1,969
Other, net                                                                             (1,421)        5,546
                                                                                     --------      --------
  Net cash provided by operating activities                                            29,848        21,467
                                                                                     --------      --------

Net cash flow from investing activities Loans originated:
  Mortgage loans                                                                     (135,904)     (78,526)
  Other loans                                                                          (8,990)     (10,090)
Purchases of CMOs held-to-maturity                                                    (34,987)     (29,977)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                                  (154,000)    (244,920)
Principal payments on:
  Mortgage loans                                                                       48,348       37,637
  Other loans                                                                           9,033        9,332
  CMOs                                                                                 35,593       55,971
  MBS                                                                                     724          767
Proceeds from maturities of U.S. Government and
 federal agency securities                                                            270,000      250,000
Proceeds from sale of other loans                                                       5,043          365
Purchases of Federal Home Loan Bank stock                                              (1,277)        (786)
Purchases of premises and equipment, net of disposals                                  (1,942)      (1,169)
Net decrease in investment in real estate holdings                                      1,214          223
                                                                                     --------      -------
 Net cash provided by (used by) investing activities                                   32,855      (11,173)
                                                                                     --------      -------

                                                                                                (CONTINUED)



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        1998          1997
                                                                                        ------------------

Net cash flow from financing activities
Net increase (decrease) in deposits                                                       493       (11,759)
Increase (decrease) in advance payments for real estate
 taxes and insurance                                                                    5,174        (1,178)
Proceeds from common stock option exercises                                             1,302           616
Cash dividends paid to common stockholders                                             (7,921)       (6,878)
Proceeds from stock offering for operating subsidiary                                     161            --
Payments to repurchase common stock                                                   (11,510)           --
                                                                                     --------      --------
  Net cash used by financing activities                                               (12,301)      (19,199)
                                                                                     --------      --------

Increase (decrease) in cash and cash equivalents                                       50,402        (8,905)
Cash and cash equivalents at beginning of year                                         74,924        99,394
                                                                                     --------      --------
Cash and cash equivalents at end of quarter                                          $125,326      $ 90,489
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

2.  Impact of New Accounting Standards

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("Statement 130"). Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

3.  Impact of New Accounting Standard Not Yet Adopted

        In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

        The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

        Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of Statement 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this Statement. Statement 133 should not be applied retroactively to financial statements of prior periods.

        The Company does not expect the adoption of Statement 133 to have a material affect on its financial condition or results of operations.

4.  Debt and Equity Securities

        The following tables set forth information regarding the Company's debt and equity securities as of:


                                                          June 30, 1998                     December 31, 1997
                                                  ---------------------------           ----------------------------

                                                  Amortized        Estimated            Amortized         Estimated
                                                    Cost           Fair Value             Cost            Fair Value
                                                  ---------------------------           ----------------------------
                                                                           (In Thousands)
Held-to-Maturity
----------------

U.S. Government and Federal
 Agency Securities                                $128,981         $129,131             $244,903          $245,367

CMOs, net                                          103,472          103,668              104,040           104,270

MBS, net                                             3,301            3,594                4,024             4,359
                                                  --------         --------             --------          --------
Total Securities held-to maturity                 $235,754         $236,393             $352,967          $353,996
                                                  ========         ========             ========          ========


                                                                   Estimated                              Estimated
                                                    Cost           Fair Value             Cost            Fair Value
                                                  ---------------------------           ----------------------------

Available-for-Sale                                                         (In Thousands)

Equity securities:
         Common stock                             $ 10,422         $ 47,386             $ 10,422          $  41,216
         SLM* stock                                      4            2,572                    4              2,087
         Freddie Mac stock                             441           21,178                  441             18,872
         FNMA* stock                                     2               73                    2                 68
                                                  --------         --------             --------          ---------
           Total equity securities                $ 10,869         $ 71,209             $ 10,869          $  62,243
                                                  ========         ========             ========          =========

* SLM Holding Corporation ("SLM"), formerly known as Student Loan Marketing Association, Federal National Mortgage Association ("FNMA").


5.  Subsequent Events

        On July 20, 1998, the Company's Board of Directors declared a $.40 per share cash dividend on its common stock. The dividend is to be paid on August 19, 1998, to stockholders of record on August 5, 1998, and will total approximately $3.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General/Financial Condition
---------------------------

        JSB Financial, Inc. is a Delaware-chartered savings and loan holding company, which owns 100% of the outstanding common stock of Jamaica Savings Bank FSB (the "Bank"). The Company's assets, including the assets of the Bank, totaled approximately $1.56 billion at June 30, 1998. In addition to the Company's investment in the Bank, at June 30, 1998, the Company had $37.4 million in money market investments on deposit with the Bank and $45.0 million in short-term federal agency securities.

Asset Quality
-------------

        The Bank generally includes in non-performing loans, loans which are 90 days or more in arrears and loans which have been placed on non-accrual status. In addition to non-performing loans, non-performing assets include ORE, as well as any other investments, if any, on which the collection of contractual principal and interest is questionable. The ratio of non-performing loans to total loans was .02% and 1.32% at June 30, 1998 and December 31, 1997, respectively. Non-performing loans at December 31, 1997 included a $12.8 million underlying cooperative mortgage loan that was under foreclosure and on non-accrual status. (See Non-performing/Non-accrual Table, herein.)

        At June 30, 1998, the Bank's non-performing assets, which totaled $662,000, included: non-performing loans of $257,000 and $405,000 ORE. The ratio of non-performing assets to total assets was .04% and .90% at June 30, 1998 and December 31, 1997, respectively. The significant reduction in non-performing assets resulted from the payoff on the $12.8 million mortgage loan, referred to above, on which the Bank had entered into a settlement agreement on January 28, 1998. Upon satisfaction of this mortgage, the Bank received all contractual principal, interest, legal and other fees due.


Loan Delinquency Table

         At June 30, 1998 and December 31, 1997, delinquencies in the loan portfolios were as follows:


                                                            61-90 Days                           90 Days and Over
                                                            ----------                           ----------------
                                                     Number        Principal                  Number       Principal
                                                      of            balance                    of           balance
                                                     loans         of loans                   loans        of loans
                                                     -----         --------                   -----        --------
                                                                           (Dollars in Thousands)

At June 30, 1998:
-----------------
  Delinquent loans:
     Guaranteed(1)                                     12          $  126                       22         $   250
     Non-guaranteed                                     4             246                        4               7
                                                       --          ------                       --         -------
                                                       16          $  372                       26         $   257
                                                       ==          ======                       ==         =======
Ratio of delinquent loans
 to total loans                                             .03%                                     .02%


At December 31, 1997:
---------------------
  Delinquent loans
     Guaranteed(1)                                     48          $  221                       82         $   500
     Non-guaranteed                                     5              10                        5          12,769(2)
                                                       --          ------                       --         -------
                                                       53          $  231                       87         $13,269
                                                       ==          ======                       ==         =======
Ratio of delinquent loans
 to total loans                                             .02%                                    1.32%


(1) Loans which are Federal Housing Administration ("FHA"), Veterans Administration ("VA") or New York State Higher Education Services Corporation guaranteed.

(2) Includes the $12,754,000 underlying cooperative mortgage loan, which was satisfied during the second quarter of 1998. (See Asset Quality, herein.)


Non-performing/Non-accrual Table
--------------------------------

         The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at June 30, 1998 and December 31, 1997:


                                                                         June 30,          December 31,
                                                                           1998               1997
                                                                         --------          ------------
                                                                                 (In Thousands)

Mortgage loans:
---------------
Non-accrual loans (1)                                                    $    --              $12,754
                                                                         -------              -------
Accruing loans 90 or more days overdue:
   VA and FHA mortgages (2)                                                  222                  335
                                                                         -------              -------
     Total                                                                   222                  335
                                                                         -------              -------

Other loans:
------------
Non-accrual loans                                                             --                   --
Accruing loans 90 or more days overdue:
   Student loans                                                              28                  165
   Consumer loans                                                              7                   15
                                                                         -------              -------
     Total                                                                    35                  180
                                                                         -------              -------

Total non-performing loans:
   Non-accrual                                                                --               12,754
   Accruing loans 90 days or more overdue                                    257                  515
                                                                         -------              -------
     Total                                                               $   257              $13,269
                                                                         =======              =======

Non-accrual loans to total loans                                              --%                1.26%

Accruing loans 90 or more days overdue
 to total loans                                                              .02                  .06

Non-performing loans to total loans                                          .02                 1.32

(1) Represents the $12.8 million underlying cooperative mortgage loan, which was satisfied on May 28, 1998. (See Asset Quality, page 11, herein.)

(2) The Bank's FHA and VA loans are guaranteed, seasoned loans. It is management's belief that these loans, including those in arrears, do not present any significant collection risk to the Bank, and therefore, are presented separately.

         There were no loans included in the above table that were modified in a trouble debt restructure. There were no impaired loans at June 30, 1998 and the one $12,754,000 impaired loan which was on non-accrual status at December 31, 1997 was satisfied on May 28, 1998. The average balance of impaired loans was $10,358,221 and $12,754,000 for the six months ended June 30, 1998 and June 30, 1997, respectively. Interest-income recorded for the impaired loan for the six months ended June 30, 1998 was $387,000. No income was recorded on the impaired loan for the quarter ended and six months ended June 30, 1997; however, all contractual interest which was not previously accrued was received during the second quarter of 1998. The $4,346,000 recorded for the recovery of prior period expenses and unaccrued interest on troubled loans includes $2,752,600 contractual interest for the period from October 1, 1995 through February 10, 1998, when the borrower resumed making interest payments pursuant to a settlement agreement. For the six months ended June 30, 1997, the impaired loan resulted in unrecorded interest of $590,000, which was fully recovered, as discussed above. Loans restructured in a trouble debt restructure, other than those classified as impaired and/or non-accrual loans, were $1,814,000 and $1,840,000 at June 30, 1998 and December 31, 1997, respectively. Interest forfeited attributable to these loans was $33,000 and $31,000 for the six months ended June 30, 1998 and 1997, respectively.

Loan Loss Activity Table
------------------------

         Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the six months ended June 30, 1998 and the year ended December 31, 1997, as follows:



                                                                         June 30,            December 31,
                                                                           1998                  1997
                                                                         --------            ------------
                                                                                (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                            $5,741                $5,176
Provision for possible loan losses                                            --                   600
Loans charged off                                                             --                   (35)
Recoveries of loans previously charged off                                    --                    --
                                                                          ------                ------
  Balance at end of period                                                $5,741                $5,741
                                                                          ======                ======

Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                          --%                   --%*
Allowance for possible loan losses to
 net mortgage loans                                                          .54                   .59
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more                                    **                 43.86


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                            $  139                $  151
Provision for possible loan losses                                            28                    48
Loans charged off                                                            (21)                  (72)
Recoveries of loans previously charged off                                     7                    12
                                                                          ------                ------
  Balance at end of period                                                   153                $  139
                                                                          ======                ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                       .04%                  .04%
Allowance for possible loan losses to
 net other loans                                                             .64                   .48
Allowance for possible loan losses to
 other loans delinquent 90 days or more                                       **                 77.22


*      Is less than .01%.
**    Is greater than 100%.


Liquidity and Capital Resources
-------------------------------

         The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits, proceeds from maturities of debt securities, principal and interest payments on CMOs, mortgage and other loans. During the six months ended June 30, 1998, the $154.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds in investing activities. Mortgage originations for the portfolio, substantially all of which are at fixed rates, for the six months ended 1998 were $135.9 million, compared to $78.5 million for the first half of 1997. CMO purchases for the six months ended June 30, 1998 were $35.0 million, compared to $30.0 for the six months ended June 30, 1997. During the first half of 1998, maturities of U.S. Government and federal agency securities generated $270.0 million, the most significant cash inflow from investing activities, followed by principal payments on mortgage loans and CMOs of $48.3 million and $35.6 million, respectively. The $11.5 million cost of repurchasing the Company's common stock represents the largest use of funds in financing activities for the first six months of 1998. The increase in dividend payments reflects the increase in dividends paid per share to $.80 for the first half of 1998, compared to $.70 per share for the first half of 1997.

        The net increase in deposits of $493,000 to $1.122 billion at June 30, 1998, compared to deposits at December 31, 1997, reflects increases in certificate accounts, demand deposit accounts and lease security accounts of $14.8 million, $1.1 million and $784,000, respectively, partially offset by a $11.4 million decrease in passbook accounts, a $3.9 million decrease in money market accounts and an $821,000 decrease in negotiable order of withdrawal ("NOW") accounts. Interest rates offered on passbook accounts remained relatively low compared to alternative short-term certificate of deposits offered by the Bank and other non-bank products available through various investment firms. This scenario has caused the trend of deposit shifts from passbook accounts to short-term certificate accounts, which offer higher rates. Management continues to monitor deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are structured such that a gradual decline in deposits will not adversely affect the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management is focused on providing quality customer service as its main strategy for maintaining its relationships with its depositors. The Bank has expanded its range of services to customers, including automated telephone banking and credit cards

        The Bank attempts to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets are the primary contributors for the continued decline in deposits over the past several years. Management chose to allow deposits to decline, rather than pay rates that would result in a lower net income or necessitate modifying the Bank's existing investment structure and guidelines. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. While the highest percentage of deposits has remained in passbook and lease security accounts, the trend of deposit shifts has moved away from passbook accounts and towards certificate accounts. Management cannot predict the future direction of deposits. As deposits decline, interest earning assets may also decline, resulting in a decrease in interest income, the primary component in the Company's net income.

        The Company repurchased 219,300 shares of its common stock during the six months ended June 30, 1998, pursuant to its tenth stock repurchase program (the "Current Program"), which began on June 12, 1996. As of June 30, 1998, 634,300 of the 900,000 shares targeted for repurchase under the Current Program were repurchased at an aggregate cost of $25.2 million, or at an average price of $39.74 per share. Pursuant to the Company's stock option plans, 130,163 shares of treasury stock were reissued for option exercises during the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company issued 1,800 shares of treasury stock for directors compensation.

        On April 14, 1998, the Company's Board of Directors declared a cash dividend of $.40 per share to stockholders of record on May 6, 1997. The dividend payment, which totaled $4.0 million, was made on May 20, 1998.



Regulations
-----------

        As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 3.00%, and a risk-based assets capital ratio of 8.00%. Although the minimum core capital ratio is 3.00%, the OTS Prompt Corrective Action Regulation stipulates that an institution with less than 4.00% core capital is deemed to be undercapitalized. The Bank's capital ratios at June 30, 1998 were as follows:



                                                                Percentage                   Dollars
                                                                ----------                   -------
                                                                                         (In Thousands)


      TANGIBLE CAPITAL
        Required                                                   1.50%                   $ 21,936
        Actual                                                    17.34                     253,537
                                                                  -----                    --------
         Excess                                                   15.84%                   $231,601
                                                                  =====                    ========

      CORE CAPITAL
        Required                                                   3.00%                   $ 43,872
        Actual                                                    17.34                     253,537
                                                                  -----                    --------
         Excess                                                   14.34%                   $209,665
                                                                  =====                    ========

      RISK BASED CAPITAL
        Required                                                   8.00%                   $ 91,459
        Actual                                                    21.56                     246,461
                                                                  -----                    --------
          Excess                                                  13.56%                   $155,002
                                                                  =====                    ========

Comparison of Operating Results for the Three Months Ended
 June 30, 1998 and 1997
--------------------------------------------------------------------------------

        Net income, which included two non-recurring items, for the three months ended June 30, 1998, was $15.2 million, or $1.49 per diluted share ($1.54 per basic share), compared with $7.1 million, or $.70 per diluted share ($.72 per basic share) for the three months ended June 30, 1997.

Non-Recurring Items:

        Earnings for the second quarter ended June 30, 1998 were significantly improved by two non-recurring items. In connection with the settlement on the $12.8 million underlying mortgage loan, the Company recognized additional pre-tax income of $3.3 million for the three months ended June 30, 1998.

        Also, during the second quarter of 1998, the Company experienced a lower effective tax rate principally related to a realignment of operations involving an operating subsidiary of the Bank. As a result, net income increased by $5.0 million for the quarter ended June 30, 1998.

        Net interest income for the three months ended June 30, 1998, was $18.5 million, compared to $17.1 million for the three months ended June 30, 1997. The increase in net interest income reflects a $1.3 million increase in interest income and a $190,000 decrease in interest expense. The annualized yield on interest earning assets increased to 7.74%, compared to 7.51%, for the quarters ended June 30, 1998 and 1997, respectively; average interest earning assets increased by $24.6 million. The annualized cost of interest bearing deposits decreased slightly to 3.58% from 3.60% for the quarters ended June 30, 1998 and 1997, respectively. Average interest bearing deposits were $1.088 million for the quarter ended June 30, 1998 compared to $1.102 million for the quarter ended June 30, 1997. For the quarter ended June 30, 1998, the interest rate spread and net interest margin increased to 4.16% and 5.07%, respectively, compared to 3.91% and 4.75%, respectively for the quarter ended June 30, 1997.

        Income earned on mortgage loans increased by 19.5%, to $21.8 million for the three months ended June 30, 1998, compared to $18.3 million for the quarter ended June 30, 1997, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the yield to 8.38% for the quarter ended June 30, 1998, from 8.51% for the quarter ended June 30, 1997.

        For the three months ended June 30, 1998, income from debt and equity securities, decreased by $2.2 million, or 41.5%, to $3.1 million from $5.3 million for the three months ended June 30, 1997. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $153.9 million, or 43.9%, to $196.3 million, compared to $350.2 million for the three months ended June 30, 1997. The annualized yield on the debt and equity security portfolio increased to 6.27% for the three months ended June 30, 1998 from 6.01% for the three months ended June 30, 1997. The debt and equity securities portfolio activity for the current period included purchases of $79.0 million and maturities of $160.0 million, compared with purchases of $110.0 million and maturities of $155.0 million for the quarter ended June 30, 1997.

        For the quarter ended June 30, 1998, income on CMOs decreased by 23.9%, to $1.6 million, with an annualized yield of 6.17%, from income of $2.1 million with an annualized yield of 5.93% for the quarter ended June 30, 1997. During the second quarter of 1998, the Bank received principal payments of $14.4 million on CMOs, compared with principal payments of $27.3 million for the quarter ended June 30, 1997. CMO purchases during the quarter ended June 30, 1998 totaled $15.0 million. There were no purchases of CMOs during the quarter ended June 30, 1997. The Bank did not sell any CMOs during either period.

        Income on federal funds sold increased by $479,000, or 69.0% to $1.2 million for the quarter ended June 30, 1998 from $694,000 for the quarter ended June 30, 1997. This increase resulted from an increase in the average investment in federal funds of $35.4 million to $86.4 million for the current period, compared with $51.0 million for the quarter ended June 30, 1997. The annualized yield on federal funds sold was 5.43% for the current quarter, compared to 5.44% for the quarter ended June 30, 1997.

        Interest expense on deposits was $9.7 million for the quarter ended June 30, 1998, compared to $9.9 million for the quarter ended June 30, 1997. Average interest bearing deposits decreased by $14.0 million, to $1.088 billion for the three months ended June 30, 1998, compared to $1.102 billion for the three months ended June 30, 1997. The average rate paid on interest bearing deposits decreased two basis points to 3.58% for the quarter ended June 30, 1998 from 3.60% from the comparative quarter in 1997.

        The provision for possible loan losses for the quarter ended June 30, 1998 was $14,000, compared to $161,000 for the quarter ended June 30, 1997. The provision for the second quarter of 1997 included provisions of $150,000 for the general valuation mortgage allowance. During the second quarter of 1998, there were no provisions made for mortgage loan losses. Based on internal loan review analysis, no additions to the mortgage allowance were considered necessary during the period. Management will continue to monitor the performance of the loan portfolios and may adjust allowances accordingly. During the quarter ended June 30, 1998, the Bank received a final settlement on the $12.8 million underlying cooperative mortgage loan, whereby all contractual principal, interest, legal and other fees were recovered. This satisfaction resulted in the ratio of non-performing loans to total loans decreasing to .02% at June 30, 1998, from 1.32% at December 31, 1997.

        Total non-interest income for the three months ended June 30, 1998, increased to $5.8 million from $1.5 million for the three months ended June 30, 1997, a net increase of $4.3 million, or 277.9%. The $3.3 million recovery of prior period expenses and unaccrued interest on troubled loans resulted from the final satisfaction on the $12.8 million mortgage loan (as previously discussed). Due to the low interest rate environment, mortgage prepayment activity has increased. As a result, loan fees and service charges increased by $1.1 million, primarily reflecting prepayment penalties received by the Company during the second quarter of 1998 on large mortgage loans. Real estate operations decreased by $442,000, reflecting the decrease in real estate properties owned by the Bank's subsidiaries. The $314,000 increase in miscellaneous income includes a refund of $264,000 for real estate taxes from prior years on the Company's headquarters and an increase of $53,000 in profits realized on the sale of student loans.

        Non-interest expense increased by $130,000, to $6.9 million during the quarter ended June 30, 1998. The $193,000 increase in other general and administrative expense primarily reflects an increase in consultation fees in connection with the realignment of a Bank subsidiary.

        The provision for income taxes decreased by $2.3 million, or 50.7%, to $2.3 million for the three months ended June 30, 1998, from $4.6 million for the three months ended June 30, 1997. This decrease is reflective of the decrease in the Company's effective tax rate from 39.2% for the quarter ended June 30, 1997, to 12.9% for the quarter ended June 30, 1998. The significantly lower effective tax rate experienced during the second quarter of 1998 is principally related to the realignment of operations involving an operating subsidiary of the Bank. This realignment may also positively impact (but to a lesser extent) the effective tax rate during the remainder of 1998, although such impact is currently uncertain.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997
-------------------------------------------------------------------------------

         Net income, which included two non-recurring items, for the six months ended June 30, 1998, was $22.9 million, or $2.24 per diluted share ($2.31 per basic share), compared with $13.6 million, or $1.33 per diluted share ($1.38 per basic share) for the six months ended June 30, 1997.

Non-Recurring Items:

        Earnings for the six months ended June 30, 1998 were significantly improved by two non-recurring items. In connection with the settlement on the $12.8 million underlying co-operative mortgage loan, the Company recognized additional pre-tax income of $4.3 million for the six months ended June 30, 1998.

        Also, during the six months ended June 30, 1998, the Company experienced a lower effective tax rate principally related to the second quarter realignment of operations involving an operating subsidiary of the Bank. As a result, net income increased by $5.0 million for the six months ended June 30, 1998.

        Net interest income for the six months ended June 30, 1998, was $36.3 million, compared to $34.0 million for the six months ended June 30, 1997. The increase in net interest income reflects a $2.0 million increase in interest income, and a $286,000 decrease in interest expense. The annualized yield on interest earning assets increased to 7.67%, compared to 7.49%, for the six months ended June 30, 1998 and 1997, respectively, while average interest earning assets increased by $19.3 million. The annualized cost of interest bearing deposits remained unchanged at 3.56% for the six months ended June 30, 1998 and 1997. Average interest bearing deposits were $1.088 million for the six months ended June 30, 1998 compared to $1.104 million for the six months ended June 30, 1997. For the year to date period ended June 30, 1998, the interest rate spread and net interest margin increased to 4.11% and 5.00%, respectively, compared to 3.93% and 4.75%, respectively for the six months ended June 30, 1997.

        Income earned on mortgage loans increased by $6.1 million, or 17.0%, to $42.4 million for the six months ended June 30, 1998, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.33% (which included increased accretion of deferred fees from mortgage payments) for the six months ended June 30, 1998, from 8.54% for the six months ended June 30, 1997.

        For the six months ended June 30, 1998, income on debt and equity securities decreased by $3.6 million, or 35.0%, to $6.7 million from $10.3 million for the six months ended June 30, 1997. This decrease is the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $129.8 million, or 37.6%, to $215.5 million for the first half of 1998, compared to $345.3 million for the six months ended June 30, 1997. The annualized yield on the debt and equity security portfolio increased to 6.20% from 5.95% for the comparative six month periods. The debt and equity securities portfolio activity for the current period included purchases of $154.0 million and maturities of $270.0 million, compared with purchases of $244.9 million and maturities of $250.0 million for the six months ended June 30, 1997.

        For the six months ended June 30, 1998, income on CMOs decreased by 28.4%, to $3.1 million, with an annualized yield of 6.17%, from income of $4.3 million with an annualized yield of 5.89% for the six months ended June 30, 1997. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $46.0 million, or 31.6% for the comparative six month period. During the six months ended June 30, 1998, the Bank received principal payments of $35.6 million on CMOs, compared with $56.0 million for the six months ended June 30, 1997. CMO purchases during the first six months of 1998 totaled $35.0 million, compared to $30.0 million for the first half of 1997. The Bank did not sell any CMOs during either period.

        Income on federal funds increased by $759,000, or 46.9%, to $2.4 million for the six months ended June 30, 1998, from $1.6 million for the six months ended June 30, 1997. This increase resulted from an increase in the average investment in federal funds of $27.3 million, to $88.0 million for the current period, compared with $60.7 million for the six months ended June 30, 1997. The annualized yield on federal funds sold increased to 5.40% for the current six month period, compared to 5.34% for the six month period ended June 30, 1997.

        Interest expense on deposits decreased by 1.5%, to $19.4 million for the six months ended June 30, 1998, compared to $19.7 million for the six months ended June 30, 1997. Average interest bearing deposits decreased by $16.6 million, or 1.5%, to $1.088 billion for the six months ended June 30, 1998, compared to $1.104 billion for the six months ended June 30, 1997, while the average rate paid on interest bearing deposits remained unchanged at 3.56% for the comparative six month periods.

        The provision for possible loan losses for the six months ended June 30, 1998 was $28,000, compared to $321,000 for the six months ended June 30, 1997. The provision for the six month period ending June 30, 1997 included provisions of $300,000 for the general valuation mortgage allowance. For the six month period ended June 30, 1998, management made no additions to the mortgage allowance. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances, which are adjusted through the provisions. (See Asset Quality, herein.)

        Total non-interest income for the six months ended June 30, 1998, increased to $7.5 million from $2.7 million for the six months ended June 30, 1997, a net increase of $4.8 million, or 181.5%. The $4.3 million recovery of prior period expenses and unaccrued interest on troubled loans reflects payments received during the first half of 1998 from the final settlement on a $12.8 million underlying cooperative mortgage loan. (See Asset Quality, herein.) Loan fees and service charges increased by $870,000, primarily reflecting prepayment penalties received by the Company during the second quarter of 1998 for three large mortgage loans; partially offset by decreases of $130,000 in prepayment penalties received by the Bank and $63,000 in personal check fees. Real estate operations decreased by $721,000, primarily the result of a decrease in real estate properties owned by the Bank. The $315,000 increase in miscellaneous income reflects a refund of $264,000 for real estate taxes from prior years on the Company's headquarters and a $50,000 increase in commissions on loaned securities.

        Non-interest expense remained relatively stable, increasing by $32,000, or 0.23%, to $13.7 million for the first six months of 1998 compared to the first six months of 1997. The $291,000 increase in other general and administrative expense reflects increases in computer related expenses in connection with the newer equipment. The $139,000 decrease in compensation and benefits reflects an increase in income earned on excess pension fund assets.

        The provision for income taxes decreased by $1.9 million, or 21.2%, to $7.2 million for the six months ended June 30, 1998, from $9.1 million for the six months ended June 30, 1997. This decrease in taxes accompanied by an increase in pre-tax income, reflects a decrease in the Company's effective tax rate to 24.0% for the six months ended June 30, 1998, from 40.3% for the six months ended June 30, 1997. The lower effective tax rate resulted from a realignment of operations involving an operating subsidiary of the Bank. This realignment may also positively impact (but to a lesser extent) the effective tax rate during the remainder of 1998, although such impact is currently uncertain.

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

ITEM 2.  Changes in securities                                                                       (Not Applicable)

ITEM 3.  Defaults upon Senior Securities                                                             (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Stockholders held on May 12, 1998, present in person or by proxy were 8,872,440 of 9,882,547 shares of Common Stock of JSB Financial, Inc. entitled to vote at such meeting.

                  Resolution I. All nominees to serve as a Director on the Company's Board were elected as follows*:

                                                                                For                  Withheld

         Park T. Adikes                                                         8,576,595            295,845
         Richard M. Cummins                                                     8,560,130            312,310
         Richard W. Meyer                                                       8,581,538            290,902
         Arnold B. Pritcher                                                     8,568,130            304,310

         *There were no broker non-votes.

                  The continuing directors were:  Joseph C. Cantwell, Howard J. Dirkes, Jr., Cynthia Gibbons, James E.
         Gibbons, Jr., Edward P. Henson, Alfred F. Kelly and Paul R. Screvane.

                  Resolution II.  Ratification  of the  appointment of KPMG Peat
         Marwick LLP, as independent auditors for the year ending December 31, 1998, as follows*:

                                                                                For:                 8,807,399
                                                                                Against:                48,901
                                                                                Abstain:                16,140

         *There were no broker non-votes.

                  Resolution  III.  Approval of an  amendment  to the  Company's
         Certificate of Incorporation increasing the number of authorized shares of Common Stock from 30,000,000 shares to 65,000,000 shares, as follows*:

                                                                                For:                 7,820,594
                                                                                Against:             1,014,588
                                                                                Abstain:                37,258

         *There were no broker non-votes.

ITEM 5.  Other information                                                                           (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------
         (a)  Exhibits

              3.01  Articles of Incorporation                 (1)
              3.02  By-laws                                   (2)
             11.00  Computation of Earnings Per Share                                                26
             27.00  Financial Data Schedule for the Six Months Ended June 30, 1998                   27
             27.01  Restated Financial Data Schedule for the Six Months Ended June 30, 1997          28

         (b)  Reports on Form 8-K                                                                    (Not Applicable)




         (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

         (2) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1997.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended June 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  August 6, 1998                  /s/  Park T. Adikes
       --------------                       --------------
                                            Park T. Adikes
                                            Chief Executive Officer



DATE:  August 6, 1998                  /s/  Thomas R. Lehmann
       --------------                       -----------------
                                            Thomas R. Lehmann
                                            Chief Financial Officer

                                  Exhibit Index
                                  -------------



Exhibit
  No.    Identification of Exhibit
-------  -------------------------

 11.00   Statement Re:  Computation of Per Share Earnings

 27.00   Financial Data Schedule for the Six Months Ended June 30, 1998

 27.01   Restated Financial Data Schedule for the Six Months Ended June 30, 1998