Form 10-Q
period 1998-09-30
JSB FINANCIAL INC
filed 1998-11-13
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                -------------------------------------------------

                         COMMISSION FILE NUMBER 1-13157
                         ------------------------------

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                        OUTSTANDING AT NOVEMBER 9, 1998
---------------------                        -------------------------------
   $.01 PAR VALUE                                     9,575,731


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                       Page
                                                                                                                      Number
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
          at September 30, 1998 and December 31, 1997                                                                   3

         Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 1998
          and September 30, 1997                                                                                        4

         Consolidated Statements of Comprehensive Income for
          the Three Months and Nine Months Ended September 30, 1998
          and September 30, 1997                                                                                        5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1998 and September 30, 1997                                                              6- 7

         Notes to Consolidated Financial Statements                                                                     8-10

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                         11-22

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                                    23-25

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                             26

ITEM 2.  Changes in Securities                                                                                         26

ITEM 3.  Defaults Upon Senior Securities                                                                               26

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                           26

ITEM 5.  Other Information                                                                                             26

ITEM 6.  Exhibits and Reports on Form 8-K                                                                              26

                Signatures                                                                                             27

                Exhibit Index                                                                                          28

                Exhibit 11.00  Computation of Earnings Per Share                                                       29

                Exhibit 27.00  Financial Data Schedule for the Nine Months Ended September 30, 1998                    30

                Exhibit 27.01  Restated Financial Data Schedule for the Nine Months Ended September 30, 1997           31


                                               JSB FINANCIAL, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1998             1997
                                                                                     ----             ----

ASSETS
------
Cash and due from banks                                                         $   12,035              $  12,924
Federal funds sold                                                                  50,500                 62,000
                                                                                ----------              ---------
     Cash and cash equivalents                                                      62,535                 74,924

Securities available-for-sale, at estimated fair value                              67,284                 62,243
Securities held-to-maturity, net (estimated fair value of
 $241,865 and $353,996, respectively)                                              241,008                352,967
Other investments                                                                    8,923                  7,645
Mortgage loans, net                                                              1,111,232                970,737
Other loans, net                                                                    23,713                 29,008
Premises and equipment, net                                                         18,264                 17,029
Interest due and accrued                                                             9,055                  9,278
Real estate held for sale and Other real estate ("ORE")                              1,322                  3,450
Other assets                                                                         9,100                  7,750
                                                                                ----------             ----------
             Total Assets                                                       $1,552,436             $1,535,031
                                                                                ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                        $1,109,613             $1,121,203
Advance payments for real estate taxes and insurance                                21,728                 10,322
Official bank checks outstanding                                                     7,625                 10,405
Deferred tax liability, net                                                         17,500                 15,628
Accrued expenses and other liabilities                                              14,676                  9,959
                                                                               -----------             ----------
              Total Liabilities                                                  1,171,142              1,167,517
                                                                               -----------             ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                     --
Common stock ($.01 par value, 65,000,000 shares authorized;
 16,000,000 issued; 9,759,239 and 9,919,927
 outstanding, respectively)                                                            160                    160
Additional paid-in capital                                                         168,023                165,112
Retained income, substantially restricted                                          331,891                311,436
Accumulated other comprehensive income:
   Net unrealized gain on securities available-for-sale, net of tax                 31,706                 28,469
Common stock held by Benefit Restoration Plan Trust, at cost
 (193,723 and 188,323 shares, respectively)                                         (4,468)                (4,199)
Common stock held in treasury, at cost (6,240,761 and 6,080,073
 shares, respectively)                                                            (146,018)              (133,464)
                                                                                ----------             ----------
              Total Stockholders' Equity                                           381,294                367,514
                                                                                ----------             ----------
              Total Liabilities and Stockholders' Equity                        $1,552,436             $1,535,031
                                                                                ==========             ==========

See accompanying notes to the consolidated financial statements.


                                               JSB FINANCIAL, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER  30,
                                                         ----------------------------------------------------------------
                                                            1998              1997              1998              1997
                                                         ----------------------------------------------------------------
Interest Income
---------------
Mortgage loans, net                                        $22,157            $18,431         $64,518           $54,650
Debt & equity securities, net                                2,514              4,919           9,195            15,193
Collateralized mortgage obligations ("CMOs"), net            1,636              1,893           4,704             6,175
Other loans, net                                               426                528           1,436             1,539
Mortgage-backed securities ("MBS"), net                         75                119             252               390
Federal funds sold                                             773                906           3,151             2,525
                                                           -------            -------         -------           -------
                                                            27,581             26,796          83,256            80,472
                                                           -------            -------         -------           -------

Interest Expense
----------------
Deposits                                                     9,714             10,094          29,098            29,764
                                                           -------            -------         -------           -------
  Net Interest Income                                       17,867             16,702          54,158            50,708
Provision for Possible Loan Losses                              13                162              41               483
                                                           -------            -------         -------           -------
 Net Interest Income After Provision for
  Possible Loan Losses                                      17,854             16,540          54,117            50,225
                                                           -------            -------         -------           -------

Non-Interest Income
-------------------
Real estate operations, net                                    172                260             287             1,096
Loan fees and service charges                                1,967              1,024           4,559             2,746
Recovery of prior period expenses & unaccrued
 interest on troubled loans                                      -                  -           4,346                 -
Gain on sale of investments, net                                 -              2,874               -             2,874
Miscellaneous income                                         1,359                355           1,766               447
                                                           -------            -------         -------           -------
                                                             3,498              4,513          10,958             7,163
                                                           -------            -------         -------           -------

Non-Interest Expense
--------------------
Compensation and benefits                                    4,167              4,049          11,941            11,962
Occupancy and equipment expenses, net                        1,195              1,181           3,378             3,443
Federal deposit insurance premiums                              36                 37             108               112
Advertising                                                    266                269             835               838
ORE expense, net                                                 8                  1              25                56
Other general and administrative                             1,479              1,526           4,531             4,287
                                                           -------            -------         -------           -------
                                                             7,151              7,063          20,818            20,698
                                                           -------            -------         -------           -------

Income Before Provision for Income Taxes                    14,201             13,990          44,257            36,690
Provision for Income Taxes                                   2,824              5,436          10,030            14,579
                                                           -------            -------         -------           -------
Net Income                                                 $11,377            $ 8,554         $34,227           $22,111
                                                           =======            =======         =======           =======

Earnings and Cash Dividends Per Common Share:
---------------------------------------------
  Basic earnings per common share                            $1.16              $ .87          $3.47             $ 2.25
                                                             =====              =====          =====             ======
  Diluted earnings per common share                          $1.13              $ .84          $3.37             $ 2.17
                                                             =====              =====          =====             ======
  Basic weighted average common shares                       9,830              9,871          9,864              9,840
                                                             =====              =====          =====              =====
  Diluted weighted average common & dilutive
   potential shares                                         10,093             10,215         10,159             10,191
                                                            ======             ======         ======             ======

  Cash dividends per common share                            $ .40              $ .35          $1.20              $1.05
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


                                                JSB FINANCIAL, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                          (IN THOUSANDS)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ------------------------------------------------------------
                                                                  1998              1997           1998              1997
                                                              ------------------------------------------------------------




Net Income                                                      $11,377         $ 8,554          $34,227         $22,111

Other Comprehensive Income, Net of Tax:
  Unrealized Gain on Securities:
     Unrealized holding (losses)/gains arising
        during period                                            (2,206)           (512)           3,237           6,423
                                                                --------        -------          -------         -------

Comprehensive Income                                            $ 9,171         $ 8,042          $37,464         $28,534
                                                                ========        =======          =======         =======


See accompanying notes to the consolidated financial statements.


                                                JSB FINANCIAL, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
Cash flows from operating activities                                                1998                      1997
------------------------------------                                            ----------------------------------------
Net income                                                                      $ 34,227                    $ 22,111
Adjustments   to  reconcile  net  income  to  net  cash  provided  by
  operating activities:
Provision for possible loan losses                                                    41                         483
Net gain on sale/redemption of equity securities                                       -                      (2,874)
Decrease in deferred loan fees and discounts, net                                   (576)                       (330)
Accretion of discount in excess of amortization
 of premium on MBS and CMOs                                                          (47)                       (265)
Accretion of discount in excess of amortization of
 premium on debt securities                                                          (90)                       (256)
Depreciation and amortization on premises and equipment                            1,544                       1,385
Mortgages loans originated for sale                                               (4,249)                     (1,240)
Proceeds from sale of mortgage loans originated for sale                           4,229                       1,259
Gains on sale of mortgage and other loans                                            (45)                        (27)
Tax benefit for stock plans credited to capital                                    2,430                         571
Decrease (increase) in interest due and accrued                                      223                      (1,160)
Net gain on sale of other real estate                                                  -                          (1)
Decrease in official bank checks outstanding                                      (2,780)                     (2,171)
Other, net                                                                         3,524                      10,580
                                                                                --------                    --------
  Net cash provided by operating activities                                       38,431                      28,065
                                                                                --------                    --------

Net cash flow from investing activities
---------------------------------------
 Loans originated:
  Mortgage loans                                                                (208,769)                   (120,249)
  Other loans                                                                    (12,282)                    (15,452)
Purchases of CMOs held-to-maturity                                               (46,701)                    (55,035)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                             (279,000)                   (389,920)
Principal payments on:
  Mortgage loans                                                                  68,849                      46,741
  Other loans                                                                     12,469                      14,046
  CMOs                                                                            47,686                      82,597
  MBS                                                                              1,111                       1,198
Proceeds from maturities of U.S. Government and
 federal agency securities                                                       389,000                     390,000
Proceeds from sale of other loans                                                  5,133                         388
Purchases of Federal Home Loan Bank stock                                         (1,277)                       (786)
Proceeds from sale/redemption of equity securities                                     -                       3,016
Purchases of premises and equipment, net of disposals                             (2,779)                     (1,632)
Net decrease in real estate held for sale                                          2,128                         984
Proceeds from sale of ORE                                                              -                           7
                                                                                --------                    --------
 Net cash used by investing activities                                           (24,432)                    (44,097)
                                                                                --------                    --------

                                                                     (CONTINUED)


                                                JSB FINANCIAL, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                          (IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER  30,
                                                                                ----------------------------------------
                                                                                    1998                      1997
                                                                                ----------------------------------------

Net cash flow from financing activities
---------------------------------------
Net decrease in deposits                                                         (11,590)                   (21,595)
Increase in advance payments for real estate
 taxes and insurance                                                              11,406                      2,016
Proceeds from common stock option exercises                                        1,531                      1,350
Cash dividends paid to common stockholders                                       (11,862)                   (10,335)
Proceeds from stock offering for operating subsidiary                                161                         --
Payments to repurchase common stock                                              (16,034)                        --
                                                                                --------                   --------
  Net cash used by financing activities                                          (26,388)                   (28,564)
                                                                                --------                   --------

Decrease in cash and cash equivalents                                            (12,389)                   (44,596)
Cash and cash equivalents at beginning of year                                    74,924                     99,394
                                                                                --------                   --------
Cash and cash equivalents at end of quarter                                     $ 62,535                   $ 54,798
                                                                                =========                  ========






















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

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1997 and the Form's 10-Q for the periods ended March 31, 1998 and June 30, 1998.

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

3.  Impact of New Accounting Standard Not Yet Adopted

        In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

        Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. When implemented, hedging relationships must be designated anew and documented pursuant to the provisions of Statement 133. Earlier application of all of the provisions of Statement 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this Statement. Statement 133 should not be applied retroactively to financial statements of prior periods.

     The Company does not expect the adoption of Statement 133 to have a material affect on its financial condition or results of operations.


4.  Debt and Equity Securities

        The following tables set forth information regarding the Company's debt and equity securities as of:


                                                      September 30, 1998                    December 31, 1997
                                                  ----------------------------         -----------------------------

                                                  Amortized        Estimated            Amortized         Estimated
                                                    Cost           Fair Value             Cost            Fair Value
                                                  ----------------------------         -----------------------------
                                                                           (In Thousands)
Held-to-Maturity
----------------
U.S. Government and Federal
 Agency Securities                                $134,993         $135,078             $244,903          $245,367

CMOs, net                                          103,102          103,640              104,040           104,270

MBS, net                                             2,913            3,147                4,024             4,359
                                                  --------         --------             --------          --------
Total Securities held-to maturity                 $241,008         $241,865             $352,967          $353,996
                                                  ========         ========             ========          ========


                                                                   Estimated                              Estimated
                                                     Cost          Fair Value              Cost           Fair Value
                                                  ---------------------------         ------------------------------
                                                                           (In Thousands)
Available-for-Sale
------------------
Marketable equity securities                      $ 10,869         $ 67,284             $ 10,869          $ 62,243
                                                  ========         ========             ========          ========


5.  Subsequent Events

a. On October 13, 1998, the Company's Board of Directors declared a $.40 per share cash dividend on its common stock. The dividend is to be paid on November 18, 1998, to stockholders of record on November 4, 1998, and will total approximately $3.9 million.

b. On October 13, 1998, the Company's Board of Directors approved the Company's eleventh stock repurchase program of up to 900,000 shares of common stock. The shares will be purchased from time to time on the open market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

General/Financial Condition
---------------------------

        JSB Financial, Inc. is a Delaware-chartered savings and loan holding company, which owns 100% of the outstanding common stock of Jamaica Savings Bank FSB. The Company's assets, including the assets of the Bank, totaled $1.55 billion at September 30, 1998. In addition to the Company's investment in the Bank, at September 30, 1998, the Company had $11.9 million in money market investments and $65.0 million in short-term federal agency securities.

Asset Quality
-------------

        The Bank generally includes in non-performing assets: (1) loans which are 90 days or more in arrears; (2) loans which have been placed on non-accrual status; (3) ORE; and (4) any other investments, if any, on which the collection of contractual principal and interest is questionable. At September 30, 1998, the Bank's non-performing assets, which totaled $850,000, included:
non-performing loans of $461,000 and ORE of $389,000. The ratio of non-performing assets to total assets was .05% and .90% at September 30, 1998 and December 31, 1997, respectively. The ratio of non-performing loans to total loans was .04% and 1.32% at September 30, 1998 and December 31, 1997, respectively. The significant reduction in non-performing assets and non-performing loans reflects the satisfaction of the $12.8 million underlying cooperative mortgage loan, that was under foreclosure and on non-accrual status at December 31, 1997. This loan was satisfied during the second quarter of 1998. (See Non-performing/Non-accrual Table, herein.)

Year 2000 Issues
----------------

        The following discussion and tables contain certain forward-looking information with respect to management's expectations for implementation and compliance with year 2000 ("Y2K") issues and requirements for the Company's internal and outsourced computer hardware, operating systems and applications for both information technology systems and non-information technology systems, such as telephone systems, air conditioning, electrical, etc. The actual readiness of these systems may differ materially from what is presented below. Factors that may cause differences between anticipated Y2K readiness and actual Y2K readiness include failure of outside vendors to provide upgrades on a timely basis, failure of the Bank's hardware, operating systems and applications to meet Y2K readiness requirements as planned. In addition, the actions of depositors and borrowers in anticipation of Y2K complications may adversely impact the Company, regardless of the Company's actual state of Y2K readiness.

        In the early 1990's, the Bank's existing staff began converting its mainframe computer system to be Y2K compliant. As of September 30, 1997, 100% of the Bank's mainframe programs were believed to be Y2K compliant. However the existing mainframe has not been tested for Y2K compliance, as the Bank is in the process of converting to a new Windows NT(R) Client/Server system (the "New System"). The existing teller system is not and is not expected to be made Y2K compliant, as the New System will incorporate the teller system functions.

        The New System was designed with Y2K issues considered as part of its design. Once the New System is operational the Bank will perform user acceptance tests to validate that the application is functioning correctly. The Bank's internal auditors completed their review of the New System manufacturer's Y2K test results, which indicate that the New System is Y2K compliant. The Bank will independently test the Y2K script established by the software developer. Reports will be generated to verify the results of the test. Management expects the New System to be fully operational and tested for Y2K compliance during the first quarter of 1999.

        The Company completed the assessment of all critical computer systems as of September 30, 1997, which include both information technology systems and non-information technology systems. All of the Bank's system upgrades and/or programming changes made to date, have been made within the normal course of business, therefore, no material costs specific to the Y2K upgrades have been incurred. In accordance with Y2K disclosure requirements, the Company has analyzed the cost impact of Y2K compliance issues and does not expect related future costs to be material to the Company's future results of operations or financial condition.

        The Bank has many non-critical applications, which will be tested for Y2K compliance during 1999. The applications will be loaded and the dates used for the tests will include the majority of the dates outlined by the Federal Financial Institutions Examination Council. A member of the Bank's senior management has inventoried the Bank's hardware and software programs and has contacted all outside vendors inquiring as to the status of Y2K compliance. Management is not aware of any vendor who does not expect to be Y2K compliant and will continue to require updates from all vendors who are not yet Y2K compliant.

        The Company believes it is on schedule for the required upgrades and testing that will ensure completion of the Y2K project by September 1999. However, given the broad spectrum of potential Y2K problems, including the ultimate state of readiness of the Company's local utilities and other third parties, including governmental and quasi-governmental agencies on which the Company relies, a vast amount of uncertainty remains with respect to the actual affect of Y2K. Like all other financial institutions, a failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations and financial condition. In addition, the long term effect of poorly managing Y2K problems that may arise, or failure of critical computer systems to be Y2K compliant could result in a decline in business, depositors and confidence in the Company. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about internal and external Y2K implications. Should the Company face Y2K liability, the Company's Directors and Officers Errors and Omissions Insurance Policy may provide some relief.

        The following table presents the Company's Y2K renovation and testing status indicating the Company's state of readiness regarding its critical computer systems, as they pertain to the Company at September 30, 1998.

                            Hardware                      Operating Systems                       Application
                            --------                      -----------------                       -----------
System            Renovated           Tested           Renovated         Tested           Renovated         Tested
--------          --------------------------         ---------------------------          --------------------------
Mainframe (1)         Yes              Yes               Yes              Yes               Yes              No
Teller System (1)     No               No                No               No                No               No
New System(2)         Yes              Yes               Yes              No                Yes              No
Accounting Systems    Yes              Yes               Yes              Yes               Yes              Yes
Federal Reserve
  Wire System         No               No                No               No                No               No
Check Processing      Yes              No                Yes              No                Yes              No
ATMs*                 No               No                No               No                No               No
NYCE*                 No               No                No               No                No               No


(1) These systems will be replaced by the New System.
(2) This system is expected to be fully operational and Y2K tested during the first quarter of 1999.

*  ATMs - Automated Teller Machines ("ATMs").
   NYCE - New York Cash Exchange ("NYCE").




        The following table presents the Company's Y2K contingency plan for the Bank's critical systems should they fail to meet Y2K compliance deadlines.

                          Company Y2K Contingency Plan
                          ----------------------------

System                     Contingency Plan
------                     ----------------

Mainframe                  None - system to be replaced.
Teller System              None - system to be replaced.
New System                 Run old mainframe or run on back-up site.
Accounting systems         Use manual system.
Federal Reserve
  Wire System              Use off-line system.
Check Processing           Manual processing.
ATMs                       Customers to use branches.
NYCE                       Customers to use the Bank's ATM's or branches.


Loan Delinquency Table
----------------------

         At September 30, 1998 and December 31, 1997, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                               90 Days and Over
                                                            ----------                               ----------------
                                                     Number        Principal                     Number          Principal
                                                      of            balance                       of               balance
                                                     loans          of loans                     loans             of loans
                                                     -----          --------                     -----             --------
                                                                           (Dollars in Thousands)

At September 30, 1998:
  Delinquent loans:
     Guaranteed(1)                                      8           $  195                        19             $   244
     Non-guaranteed                                     3                5                         6                 217
                                                       --           ------                        --             -------
                                                       11           $  200                        25             $   461
                                                       ==           ======                        ==             =======
Ratio of delinquent loans
 to total loans                                               .02%                                        .04%

At December 31, 1997:
  Delinquent loans
     Guaranteed(1)                                     48           $  221                        82             $   500
     Non-guaranteed                                     5               10                         5              12,769(2)
                                                       --           ------                        --             -------
                                                       53           $  231                        87             $13,269
                                                       ==           ======                        ==             =======
Ratio of delinquent loans
 to total loans                                               .02%                                       1.32%

(1) Loans which are Federal Housing Administration ("FHA"), Veterans Administration ("VA") or New York State Higher Education Services Corporation guaranteed.

(2) Includes the $12,754,000 underlying cooperative mortgage loan, which was satisfied during the second quarter of 1998. (See Asset Quality, herein.)

Non-performing/Non-accrual Table
--------------------------------

The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at the dates indicated:

                                                                       September 30,             December 31,
                                                                          1998                       1997
                                                                          ----                       ----
                                                                                     (In Thousands)

Mortgage loans:
---------------
Non-accrual loans                                                        $   213                  $12,754(1)
                                                                         -------                  -------
Accruing loans 90 or more days overdue:
   VA and FHA mortgages (2)                                                   21                      335
                                                                         -------                  -------

Other loans:
------------
Non-accrual loans                                                             --                       --
Accruing loans 90 or more days overdue:
   Student loans                                                              23                      165
   Consumer loans                                                              4                       15
                                                                         -------                  -------
                                                                              27                      180
                                                                         -------                  -------

Total non-performing loans:
---------------------------
   Non-accrual                                                               213                   12,754
   Accruing loans 90 days or more overdue                                    248                      515
                                                                         -------                  -------
                                                                         $   461                  $13,269
                                                                         =======                  =======

Non-accrual loans to total loans                                             .02%                    1.26%
Accruing loans 90 or more days overdue
 to total loans                                                              .02                      .06
Non-performing loans to total loans                                          .04                     1.32

     (1) Comprised of an underlying cooperative mortgage loan, which was satisfied on May 28, 1998. (See Asset Quality, page 11, herein.)

     (2) The Bank's FHA and VA loans are seasoned loans, which are guaranteed. Management does not believe that these loans, including those in arrears, present any significant collection risk to the Bank, and therefore are presented separately.

Information regarding impaired loans at or for the year to date periods indicated is as follows:

                                                                       September 30,    September 30,     December 31,
                                                                           1998              1997            1997
                                                                       -----------------------------------------------
Impaired loans
--------------
Number of loans                                                                1                 1                1
Balance of impaired loans                                                    213            12,754           12,754
Average balance for the year to date period ended                          6,891            12,754           12,754
Interest income recorded for the year to date periods ended                  387                 -                -
Unrecorded interest on impaired loans                                          9               885(1)         1,180(1)

(1) Represents interest on the $12,754,000 impaired loan which was recovered during the second quarter of 1998.

     There were no loans included in the above table that were modified in a trouble debt restructure ("TDRs"). TDRs other than those classified as impaired and/or non-accrual loans, were $1,833,000 and $1,840,000 at September 30, 1998 and December 31, 1997, respectively. Interest forfeited attributable to these loans was $52,000 and $47,000 for the nine months ended September 30, 1998 and 1997, respectively.

Loan Loss Activity Table
------------------------

         Activity in the allowance for possible loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the nine months ended September 30, 1998 and the year ended December 31, 1997, as follows:


                                                                       September 30,                   December 31,
                                                                           1998                            1997
                                                                           ----                            ----
                                                                                     (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                            $5,741                          $5,176
Provision for possible loan losses                                            --                             600
Loans charged off                                                             --                             (35)
Recoveries of loans previously charged off                                    --                              --
                                                                          ------                          ------
  Balance at end of period                                                $5,741                          $5,741
                                                                          ======                          ======

Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                          --%                             --%*
Allowance for possible loan losses to
 net mortgage loans                                                          .52                             .59
Allowance for possible loan losses to
 mortgage loans delinquent 90 days or more                                 13.23 x                           .44 x


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                          $    139                          $  151
Provision for possible loan losses                                            41                              48
Loans charged off                                                            (24)                            (72)
Recoveries of loans previously charged off                                    15                              12
                                                                        --------                          ------
Balance at end of period                                                $    171                          $  139
                                                                        ========                          ======

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                       .03%                            .21%
Allowance for possible loan losses to
 net other loans                                                             .72                             .48
Allowance for possible loan losses to
 other loans delinquent 90 days or more                                     6.33 x                           .77 x


*      Is less than .01%.

Liquidity and Capital Resources
-------------------------------

         The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds are deposits. Liquidity is provided by proceeds from maturities of debt securities, principal and interest payments on mortgage loans, CMOs and other loans. During the nine months ended September 30, 1998, the $279.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds in investing activities. Mortgage originations for the portfolio, substantially all of which were at fixed rates, for the nine months ended September 30, 1998 were $208.8 million, compared to $120.2 million for the nine months ended September 30, 1997. CMO purchases for the nine months ended September 30, 1998 were $46.7 million, compared to $55.0 for the nine months ended September 30, 1997. During the first nine months of 1998, maturities of U.S. Government and federal agency securities generated $389.0 million, the most significant cash inflow from investing activities, followed by principal payments on mortgage loans and CMOs of $68.8 million and $47.7 million, respectively. The $16.0 million cost of repurchasing the Company's common stock represents the most significant use of funds in financing activities for the first nine months of 1998. The increase in dividend payments reflects the increase in dividends paid per share to $1.20 for the nine months ended September 30, 1998, compared to $1.05 per share for the nine months ended September 30, 1997.

        The net decrease in deposits of $11.6 million to $1.110 billion at September 30, 1998, compared to deposits at December 31, 1997, reflects decreases in demand deposit accounts, passbook accounts and negotiable order of withdrawal ("NOW") accounts of $16.2 million, $14.4 million and $1.7 million, respectively, partially offset by a $17.9 million increase in certificate accounts, a $1.9 million increase in lease security accounts and an $885,000 increase in money market accounts. Interest rates offered on passbook accounts remained relatively low compared to short-term certificates of deposit offered by the Bank and other non-bank products available through various investment firms. Management believes these factors have fueled the trend causing deposits to shift from passbook accounts to short-term certificate accounts and deposit run-off to continue. Management monitors deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to provide for targeted objectives in various interest rate scenarios. Interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management remains focused on. The Bank's assets are structured such that the gradual decline in deposits has not materially adversely affected the Company. Management has analyzed borrowings as an alternative financing vehicle. In the future, the Bank may borrow from the Federal Home Loan Bank of New York (FHLB -
NY) to provide liquidity and mitigate the interest rate risk related to the fixed rate mortgage portfolio. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management remains focused on providing quality customer service as its primary strategy for maintaining its relationships with its depositors.

        The Bank attempts to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets are the primary contributors for the continued decline in deposits over the past several years. Management decided to allow deposits to decline, rather than offer rates that would result in lowering net income or necessitate modifying the Bank's existing investment structure and credit quality criteria. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. Historically the highest percentage of the Bank's deposits have been in passbook accounts; however, the trend of deposit shifts has continued to be out of passbook accounts and into certificate accounts. At September 30, 1998, deposits were comprised as follows: passbook accounts 48.0%, certificate accounts 38.5%, money market accounts 7.2%, NOW accounts 3.0%, lease security accounts 1.9% and demand deposits 1.4%. While the Company cannot predict the future direction of deposits, management expects the current trend to continue provided that, among other factors, the low interest rate environment continues.

         The Company repurchased 315,600 shares of its common stock during the nine months ended September 30, 1998, pursuant to its tenth stock repurchase program (the "Tenth Program"), which began on June 12, 1996. Under the Tenth Program, 730,600 of the 900,000 shares targeted for repurchase were acquired at an aggregate cost of $29.7 million, or an average price of $40.69 per share through September 30, 1998. On October 16, 1998, the Company completed the Tenth Program and commenced repurchasing shares pursuant to the Company's board approved eleventh stock repurchase program. The Company reissued 153,112 shares of treasury stock for common stock options exercised and reissued 1,800 shares of treasury stock for Director's compensation during the nine months ended September 30, 1998.

        On July 20, 1998, the Company's Board of Directors declared a cash dividend of $.40 per share to stockholders of record on August 5, 1998. The dividend payment, which totaled $3.9 million, was made on August 19, 1998.



Regulations
-----------

        As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital of 1.50%, leverage ratio (or "core capital") of 4.00% (pursuant to the OTS Prompt Corrective Action Regulations), and a risk-based assets capital ratio of 8.00%. The Bank's capital ratios at September 30, 1998 were as follows:

                                                              Percentage                      Dollars
                                                              ----------                      -------
                                                                                        (In Thousands)


      TANGIBLE CAPITAL
        Required                                                   1.50%                      $ 21,541
        Actual                                                    18.50                        265,621
                                                                  -----                       --------
         Excess                                                   17.00%                      $244,080
                                                                  =====                       ========

      CORE CAPITAL
        Required                                                   4.00%                      $ 57,443
        Actual                                                    18.50                        265,621
                                                                  -----                       --------
         Excess                                                   14.50%                      $208,178
                                                                  =====                       ========

      RISK BASED CAPITAL
        Required                                                   8.00%                      $ 94,876
        Actual                                                    23.97                        284,274
                                                                  -----                       --------
          Excess                                                  15.97%                      $189,398
                                                                  =====                       ========


Comparison of Operating Results for the Three Months Ended
  September 30, 1998  and 1997
----------------------------------------------------------

        Net income for the three months ended September 30, 1998, was $11.4 million, or $1.13 per diluted share ($1.16 per basic share), compared with $8.6 million, or $.84 per diluted share ($.87 per basic share) for the three months ended September 30, 1997.

        Net interest income for the three months ended September 30, 1998, was $17.9 million, compared to $16.7 million for the three months ended September 30, 1997. The increase in net interest income reflects a $785,000 increase in interest income and a $380,000 decrease in interest expense. The annualized yield on interest earning assets increased to 7.60%, compared to 7.51%, for the quarters ended September 30, 1998 and 1997, respectively; average interest earning assets increased by $22.7 million. The annualized cost of interest bearing deposits decreased to 3.59% from 3.69% for the quarters ended September 30, 1998 and 1997, respectively. Average interest bearing deposits were $1.081 billion for the quarter ended September 30, 1998 compared to $1.095 billion for the quarter ended September 30, 1997. For the quarter ended September 30, 1998, the interest rate spread and net interest margin increased to 4.01% and 4.93%, respectively, compared to 3.82% and 4.68%, respectively for the quarter ended September 30, 1997.

        Income earned on mortgage loans increased by 20.2%, to $22.2 million for the three months ended September 30, 1998, compared to $18.4 million for the quarter ended September 30, 1997, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the yield to 8.08% for the quarter ended September 30, 1998, from 8.39% for the quarter ended September 30, 1997.

        For the three months ended September 30, 1998, income from debt and equity securities, decreased by $2.4 million, or 48.9%, to $2.5 million from $4.9 million for the three months ended September 30, 1997. This decrease was the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $159.9 million, or 49.1%, to $165.6 million, compared to $325.5 million for the three months ended September 30, 1997. The annualized yield on the debt and equity security portfolio increased slightly to 6.07% for the three months ended September 30, 1998 from 6.05% for the three months ended September 30, 1997. The debt and equity securities portfolio activity for the current period included purchases of $125.0 million and maturities of $119.0 million, compared with purchases of $145.0 million and maturities of $140.0 million for the quarter ended September 30, 1997. During the quarter ended September 30, 1997, the Bank sold $3.0 million of equity securities with a cost basis of $142,000 from its available-for-sale portfolio, realizing a gain of $2.9 million. Net of taxes, this gain increased net income for the 1997 period by $1.6 million, or $.16 per diluted share. There were no sales of equity securities during the three months ended September 30, 1998.

        For the quarter ended September 30, 1998, income on CMOs decreased by 13.6%, to $1.6 million, with an annualized yield of 6.12%, from income of $1.9 million with an annualized yield of 5.98% for the quarter ended September 30, 1997. During the third quarter of 1998, the Bank received principal payments of $121.1 million on CMOs, compared with principal payments of $26.6 million for the quarter ended September 30, 1997. CMO purchases during the quarter ended September 30, 1998 totaled $11.7 million, compared to purchases of $25.1 million for the quarter ended September 30, 1997. The Bank did not sell any CMOs during either period.

        Income on federal funds sold decreased by $133,000, or 14.7% to $773,000 for the quarter ended September 30, 1998, from $906,000 for the quarter ended September 30, 1997. This decrease resulted from a decrease in the average investment in federal funds of $9.7 million to $55.1 million for the current quarter, compared with $64.8 million for the quarter ended September 30, 1997. The annualized yield on federal funds sold was 5.61% for the current quarter, compared to 5.59% for the quarter ended September 30, 1997.

        Interest expense on deposits was $9.7 million for the quarter ended September 30, 1998, compared to $10.1 million for the quarter ended September 30, 1997. Average interest bearing deposits decreased by $13.4 million, to $1.081 billion for the three months ended September 30, 1998, compared to $1.095 billion for the three months ended September 30, 1997. The average rate paid on interest bearing deposits decreased ten basis points to 3.59% for the quarter ended September 30, 1998 from 3.69% from the comparative quarter in 1997.

        The provision for possible loan losses for the quarter ended September 30, 1998 was $13,000, compared to $162,000 for the quarter ended September 30, 1997. The provision for the third quarter of 1997 included provisions of $150,000 to increase the general valuation mortgage allowance. Based on management's internal loan review analysis, no additions to the mortgage allowance were considered necessary during the third quarter of 1998. Management will continue to monitor the performance of the loan portfolios and may adjust allowances accordingly.

        Total non-interest income for the three months ended September 30, 1998, decreased to $3.5 million from $4.5 million for the three months ended September 30, 1997, a net decrease of $1.0 million, or 22.5%. The 1997 quarter included a $2.9 million profit on the sale of equity securities. During the current quarter, the Bank realized a $963,000 gain on the sale of two of the Bank's subsidiary corporations which is included in miscellaneous income. The Bank experienced a $943,000 increase in loan fees and service charges reflecting the accelerated accretion of deferred loan fees and prepayment penalties. Due to the declining interest rate environment during the current quarter, mortgage prepayment activity increased, resulting in increased prepayment fees.

        Non-interest expense remained relatively flat, increasing by $88,000 or only 1.2%, to $7.2 million for the quarter ended September 30, 1998 compared to the same period last year. This slight increase reflects the $118,000 increase in compensation and benefits expense.

        The provision for income taxes decreased by $2.6 million, or 48.1%, to $2.8 million for the three months ended September 30, 1998, from $5.4 million for the three months ended September 30, 1997. This decrease is reflective of the decrease in the Company's effective tax rate from 38.9% for the quarter ended September 30, 1997, to 19.9% for the quarter ended September 30, 1998. The significantly lower effective tax rate experienced during the third quarter of 1998 is primarily related to the 1998 second quarter realignment of operations involving an operating subsidiary of the Bank. This realignment may also positively impact (but to a lesser extent) the effective tax rate during the remainder of 1998, although such impact is currently uncertain.

Non-Recurring Items:

        Earnings for the three months ended September 30, 1998 were significantly improved, as discussed above, by the following non-recurring items: (a) the Company experienced a lower effective tax rate during the quarter ended September 30, 1998, principally related to the second quarter realignment of operations involving an operating subsidiary of the Bank, resulting in tax savings of $3.2 million; (b) during the third quarter of 1998, the Bank sold two subsidiary corporations, realizing a pre-tax gain of $963,000, which increased net income for the quarter by $541,000; and (c) prepayment penalties on mortgage loans increased by $977,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, increasing net income for the 1998 period by $549,000. These items increased net income by $4.3 million or $.42 per diluted share ($.43 per basic share) for the three months ended September 30, 1998.

Comparison of Operating Results for the Nine Months Ended
  September 30, 1998 and 1997
---------------------------------------------------------

         Net income for the nine months ended September 30, 1998, was $34.2 million, or $3.37 per diluted share ($3.47 per basic share), compared with $22.1 million, or $2.17 per diluted share ($2.25 per basic share) for the nine months ended September 30, 1997.

         Net interest income for the nine months ended September 30, 1998, was $54.2 million, compared to $50.7 million for the nine months ended September 30, 1997. The increase in net interest income reflects a $2.8 million increase in interest income, and a $666,000 decrease in interest expense. The annualized yield on interest earning assets increased to 7.64%, compared to 7.50%, for the nine months ended September 30, 1998 and 1997, respectively, while average interest earning assets increased by $20.4 million. The annualized cost of interest bearing deposits decreased to 3.57% from 3.60% for the nine months ended September 30, 1998 and 1997, respectively. Average interest bearing deposits were $1.085 billion for the nine months ended September 30, 1998 compared to $1.101 billion for the nine months ended September 30, 1997. For the year to date period ended September 30, 1998, the interest rate spread and net interest margin increased to 4.07% and 4.98%, respectively, compared to 3.90% and 4.73%, respectively for the nine months ended September 30, 1997.

        Income earned on mortgage loans increased by $9.9 million, or 18.1%, to $64.5 million for the nine months ended September 30, 1998, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.25% for the nine months ended September 30, 1998, from 8.49% for the nine months ended September 30, 1997. It should be noted that the 8.25% yield on the mortgage portfolio for the nine months ended September 30, 1998 reflected the accelerated recognition of deferred loan fees related to refinancing activity. Accelerated accretion of deferred loan fees positively impacted the annualized nine month yield on mortgage loans by .05%.

        For the nine months ended September 30, 1998, income on debt and equity securities decreased by $6.0 million, or 39.5%, to $9.2 million from $15.2 million for the nine months ended September 30, 1997. This decrease was the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $139.8 million, or 41.3%, to $198.9 million for the nine months ended September 30, 1998, compared to $338.7 million for the nine months ended September 30, 1997. The annualized yield on the debt and equity security portfolio increased to 6.16% from 5.98% for the comparative nine month periods. The debt and equity securities portfolio activity for the current period included purchases of $279.0 million and maturities of $389.0 million, compared with purchases of $389.9 million and maturities of $390.0 million for the nine months ended September 30, 1997.

        For the nine months ended September 30, 1998, income on CMOs decreased by 23.8%, to $4.7 million, with an annualized yield of 6.15%, from income of $6.2 million with an annualized yield of 5.92% for the nine months ended September 30, 1997. This decrease is reflective of the decrease in the average investment in the CMO portfolio of $37.2 million, or 26.8% for the comparative nine month period. During the nine months ended September 30, 1998, the Bank received principal payments of $47.7 million on CMOs, compared with $82.6 million for the nine months ended September 30, 1997. CMO purchases during the first nine months of 1998 totaled $46.7 million, compared to $55.0 million for the first nine months of 1997. The Bank did not sell any CMOs during either period.

        Income on federal funds increased by $626,000, or 24.8%, to $3.2 million for the nine months ended September 30, 1998, from $2.5 million for the nine months ended September 30, 1997. This increase resulted from an increase in the average investment in federal funds of $15.0 million, to $77.0 million for the current period, compared with $62.0 million for the nine months ended September 30, 1997. The annualized yield on federal funds sold increased to 5.45% for the current nine month period, compared to 5.43% for the nine month period ended September 30, 1997.

        Interest expense on deposits decreased by 2.2%, to $29.1 million for the nine months ended September 30, 1998, compared to $29.8 million for the nine months ended September 30, 1997. Average interest bearing deposits decreased by $15.5 million, or 1.4%, to $1.085 billion for the nine months ended September 30, 1998, compared to $1.101 billion for the nine months ended September 30, 1997. The average rate paid on interest bearing deposits decreased three basis points to 3.57% for the nine months ended September 30, 1998 from 3.60% for the nine months ended September 30, 1997.

        The provision for possible loan losses for the nine months ended September 30, 1998 was $41,000, compared to $483,000 for the nine months ended September 30, 1997. The provision for the nine month period ending September 30, 1997 included provisions of $450,000 to increase the general valuation mortgage allowance. For the nine month period ended September 30, 1998, no additions were made to the mortgage allowance. Management regularly evaluates the quality and performance of the Company's asset portfolios, and thereby assesses the adequacy of loss allowances, which are adjusted through the provisions. (See Asset Quality, herein.)

        Total non-interest income for the nine months ended September 30, 1998, increased to $11.0 million from $7.2 million for the nine months ended September 30, 1997, a net increase of $3.8 million, or 53.0%. Non-interest income for the first nine months of 1998 includes a $4.3 million recovery of prior period expenses and unaccrued interest on troubled loans that resulted from the final settlement on a $12.8 million underlying cooperative mortgage loan. (See Asset Quality, herein.) The gain on sale of investments for the 1997 period reflects a $2.9 million profit on the sale of equity securities. Loan fees and service charges increased by $1.8 million, primarily reflecting an increase in prepayment penalties on large mortgage loans. The $1.3 million increase in miscellaneous income reflects gains of $963,000 on the sale of two of the Bank's subsidiary corporations; a real estate tax refund of $264,000 on the Company's headquarters; a $57,000 increase in profits on the sales of student loans and a $41,000 increase in origination fees for mortgage loans sold. Income from real estate operations decreased by $809,000, reflecting the continuing decrease in real estate properties owned by the Bank; all of the Bank's real estate, other than branch properties, are held for sale.

        Non-interest expense for the nine months ended September 30, 1998, increased by $120,000, to $20.8 million, from $20.7 million for the nine months ended September 30, 1997. The increase in other general and administrative expense primarily reflects increases in computer related expenses in connection with newer equipment.

        The provision for income taxes decreased by $4.6 million, or 31.2%, to $10.0 million for the nine months ended September 30, 1998, from $14.6 million for the nine months ended September 30, 1997. This decrease in taxes accompanied by an increase in pre-tax income, reflects the decrease in the Company's effective tax rate to 22.7% for the nine months ended September 30, 1998, from 39.7% for the nine months ended September 30, 1997. The lower effective tax rate reflects tax benefits recognized from a realignment of operations involving an operating subsidiary of the Bank during the second quarter of 1998. This realignment may also positively impact (but to a lesser extent) the effective tax rate during the remainder of 1998, although such impact is currently uncertain.

Non-Recurring Items:

        Earnings for the nine months ended September 30, 1998 were significantly improved, as discussed above, by the following non-recurring items: (a) in connection with the settlement on a $12.8 million underlying co-operative mortgage loan, additional pre-tax income of $4.3 million was realized, which increased net income by $2.4 million; (b) the Company experienced a lower effective tax rate, principally related to the second quarter realignment of operations involving an operating subsidiary of the Bank, resulting in a tax savings of $8.2 million; (c) the Bank sold two subsidiary corporations, realizing gains of $963,000, which increased net income by $541,000; and (d) the Company experienced a $2.3 million increase in prepayment penalties for the first nine months of 1998, compared to the first nine months of 1997, which increased net income by $1.3 million. These items increased net income by $12.5 million or $1.23 per diluted share ($1.27 per basic share) for the nine months ended September 30, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

         At September 30, 1998, the Company had a negative short-term gap. The Company generally invests in securities with maturities ranging from three months to two years. As market interest rates increase the Company purchases securities with longer terms, and may purchase securities with maturities of up to three years. While management regularly reviews the Company's gap analysis, the gap is considered an analytical tool which has limited value. Management has historically applied short-term, high quality standards for the Company's interest-earning asset portfolios, resulting in high liquidity. This strategy enables the Company to have the flexibility to reprice assets and liabilities over a relatively short period of time.

         The following prepayment rate assumptions for mortgage loans are based upon the Company's historical performance. Prepayment rate assumptions for fixed rate one-to four-family mortgage loans and MBS, based upon the remaining term to contractual maturity, were as follows: (a) 26% if less than six months; (b) 11% if six months to one year, for three to five years and for five to ten years;
(c) 8% if one to three years; (d) 9% if ten to twenty years; and (e) 17% if beyond 20 years. Adjustable-rate mortgages are assumed to prepay at 15% and second mortgages at 18%. All other fixed rate first mortgage loans are assumed to prepay at 3%. All deposit accounts, which are subject to immediate withdrawal/repricing, except certificates, are assumed to reprice in the earliest period presented. Securities available-for-sale, which are comprised entirely of marketable equity securities which do not have a fixed maturity date, are reflected as repricing in the zero to three months category.

         The following gap table sets forth, as of September 30, 1998, repricing information on interest earning assets and interest bearing liabilities. The data reflects estimated principal amortization and prepayments on mortgage loans, and estimated attrition of deposit accounts as previously discussed. The table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is beyond the Bank's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                                           At September 30, 1998
                                                           ---------------------

                                         More          More         More          More           More
                                         Than          Than         Than          Than           Than
                                          3           1 Year       3 Years       5 Years       10 Years      More
                           0 - 3        Months         to 3         to 5         to 10           to 20       Than
                           Months      to 1 Year       Years        Years        Years           Years      20 Years        Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Interest earning assets:
 Mortgage loans, net1   $   14,151    $   36,111    $  130,785    $  176,805    $ 629,422    $ 104,414    $   25,285     $1,116,973
 Debt and equity
  securities and other
  investments, net2        201,207         9,993          -             -            -            -             -           211,200
 CMOs, net                    -           26,372        62,120        14,610         -            -             -           103,102
 MBS, net                     -               38           543          -              71        2,261          -             2,913
 Other loans, net1              22           396        11,865         3,451        8,150         -             -            23,884
 Federal funds sold         50,500          -             -             -            -            -             -            50,500
                        ----------     ---------     ---------     ----------   ----------    ---------    ----------     ----------
 Total interest
  earning assets           265,880        72,910       205,313       194,866      637,643      106,675        25,285      1,508,572

Interest bearing
 deposit accounts:
 Passbook                  532,014          -             -             -            -            -             -           532,014
 Lease security             20,610          -             -             -            -            -             -            20,610
 Certificate               144,243       220,927        45,288        17,002         -            -             -           427,460
 Money Market               79,892          -             -             -            -            -             -            79,892
 NOW3                       33,672          -             -             -            -            -             -            33,672
                        ----------     ---------     ---------     ----------   ----------    ---------    ----------     ----------
Interest bearing
 liabilities               810,431       220,927        45,288        17,002         -            -             -         1,093,648

Interest sensitivity gap
  per period             $(544,551)    $(148,017)    $ 160,025    $  177,864    $ 637,643    $ 106,675    $   25,285     $  414,924

Cumulative interest
  sensitivity gap        $(544,551)    $(692,568)    $(532,543)   $ (354,679    $ 282,964    $ 389,639     $ 414,924     $     -

Percentage of gap per
 period to total assets     (35.08%)       (9.53%)       10.31%        11.46%       41.07%        6.87%         1.63%          -

Percentage of cumulative
 gap to total assets        (35.08%)      (44.61%)      (34.30%)      (22.84%)      18.23%       25.10%        26.73%          -

     1 Balance includes non-performing loans, as amount is immaterial, and is not reduced for the allowance for possible loan losses.

     2 Securities available-for-sale are shown including the market value appreciation of $56.4 million, before tax.

     3    NOW - negotiable order of withdrawal.

Note: Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, certain assets, such as ARM loans, have features which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table.

        The Bank's interest rate sensitivity is also monitored by management through the use of an internal model which generates estimates of the change in the net portfolio value (NPV) over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Office of Thrift Supervision (OTS) also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's internal model primarily due to differences in assumptions utilized between the Bank's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV table, prepayment speeds similar to those used in the Gap table were used, reinvestment rates were those in effect for similar products currently being offered, and rates on deposits were modified to reflect recent trends. The following table sets forth the Bank's NPV as of September 30, 1998, as calculated by the Bank.


                                Net Portfolio Value               Portfolio Value of Assets
Rate Changes in                 -------------------               -------------------------
Basis Points               Dollar    Dollar    Percent               NPV           Percent
(Rate Shock)               Amount    Change    Change               Ratio           Change1
-------------------------------------------------------------------------------------------
                                     (Dollars in Thousands)

   +200                    $324,373 $(67,740)   (17.28)%            21.37%          (4.58)%
   +100                     352,892  (39,221)   (10.00)             22.78           (2.63)
      0                     392,113     -          -                24.64             -
   -100                     442,781   50,668     12.92              26.93            3.35
   -200                     500,644  108,531     27.68              29.36            7.16

1 Reflects the percentage change in the portfolio value of the Bank's assets for each rate shock compared to the portfolio value of the Bank's assets under the zero rate change scenario.

Note: As in the case with the Gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income, as actual results will differ.


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

ITEM 3.  Defaults upon Senior Securities                                                             (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders                                         (Not Applicable)

ITEM 5.  Other information                                                                           (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                                                     Page
                                                                                                     Number

         (a)  Exhibits

              3.01  Articles of Incorporation                 (1)
              3.02  By-laws                                   (2)
             11.00  Computation of Earnings Per Share                                                29
             27.00  Financial Data Schedule for the Nine Months Ended September 30, 1998             30
             27.01  Restated Financial Data Schedule for the Nine Months Ended September 30, 1997    31

         (b)  Reports on Form 8-K                                                                    (Not Applicable)










         (1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

         (2) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1997.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended September 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       JSB Financial, Inc.
                                       (By)





                                       /s/  Park T. Adikes
                                           ---------------
                                            Park T. Adikes
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DATE:  November 10, 1998               /s/  Park T. Adikes
       -----------------                    --------------
                                            Park T. Adikes
                                            Chief Executive Officer



DATE:  November 10, 1998               /s/  Thomas R. Lehmann
       -----------------                    -----------------
                                            Thomas R. Lehmann
                                            Chief Financial Officer


                                  Exhibit Index
                                  -------------



Exhibit No.                Identification of Exhibit
-----------                -------------------------

   11.00                   Statement Re:  Computation of Earnings Per Share

   27.00                   Financial Data Schedule for the Nine Months Ended September 30, 1998

   27.01                   Restated Financial Data Schedule for the Nine Months Ended September 30, 1997
