Form 10-K405
period 1998-12-31
JSB FINANCIAL INC
filed 1999-03-29
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X]     Annual  report  pursuant  to section 13 or 15(d) of the  securities exchange act of 1934 for the year ended December 31, 1998
                                                      -----------------
     [ ]     Transition report pursuant to section 13 or 15(d) of the
              securities exchange act of 1934

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

                   303 Merrick Road, Lynbrook, New York 11563
                   ------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:  (516) 887-7000
                                                          --------------
     Securities registered pursuant to Section 12(b) of the Act:
     Common Stock $.01 par value (Title of each class)
     ---------------------------
     New York Stock Exchange (Name of each exchange on which registered)
     -----------------------
     Securities registered pursuant to Section 12(g) of the Act:   None
                                                                   ----
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X   No
                                                        ----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1999: Common stock par value $.01 per share, $449,047,144. This figure is based on the closing price by the New York Stock Exchange for a share of the registrant's common stock on March 4, 1999, which was $56.00 as reported in the Wall Street Journal on March 5, 1999.

     The number of shares of the registrant's Common Stock outstanding as of March 15, 1999 was 9,288,963 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 and portions of the 1998 Annual Report to Stockholders are incorporated herein by reference - Parts I, II and III.

                         FORM 10-K CROSS-REFERENCE INDEX

PART I                                                                                Page
------                                                                                ----
ITEM  1.  BUSINESS..............................................................        3
ITEM  2.  PROPERTIES............................................................       33
ITEM  3.  LEGAL PROCEEDINGS.....................................................       33
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................       33
ADDITIONAL ITEM.  EXECUTIVE OFFICERS............................................       34

PART II
-------
ITEM  5.  MARKET FOR JSB FINANCIAL INC.'S COMMON EQUITY AND
           RELATED STOCKHOLDERS' MATTERS........................................       35
ITEM  6.  SELECTED FINANCIAL DATA...............................................       35
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................       35
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..........................................................       35
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................       36
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................................       36

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................       37
ITEM 11.  EXECUTIVE COMPENSATION................................................       37
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.......................................................       37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................       37

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K..........................................................       38

SIGNATURES......................................................................       41

                                     PART I

ITEM 1.  BUSINESS
-----------------

                             DESCRIPTION OF BUSINESS

General
-------

JSB Financial, Inc. ("JSB Financial", "Company" or the "Holding Company") is a Delaware corporation. The Company, which was incorporated on February 6, 1990, acquired all of the stock of Jamaica Savings Bank FSB ("Jamaica Savings" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank's stock conversion was completed on June 27, 1990. The information presented in the financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with its wholly owned subsidiary, the Bank.

In addition to the Company's investment in the Bank, the Company invests in U.S. Government and agency securities and federal funds sold (through the Bank). Jamaica Savings was organized in 1866 as a New York ("NY") state chartered mutual savings bank. In 1983, the Bank converted to a federally chartered savings bank, retaining the "leeway" investment authority and broader investment powers available to a state chartered savings bank, and its Federal Deposit Insurance Corporation ("FDIC") insurance.

The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with funds generated from operating, investing and financing activities, primarily in first mortgage loans secured by multi-family properties, cooperative apartment buildings, one-to four-family residential real estate and, to a lesser extent, commercial real estate loans, U.S. Government and federal agency securities, collateralized mortgage obligations ("CMOs"), and consumer loans.

Since 1990, the Company has maintained stock repurchase programs and paid quarterly cash dividends to stockholders. During 1998, the Company repurchased 620,100 shares of its outstanding common stock at an average price of $50.74 per share, and paid total cash dividends of $15.7 million, or $1.60 per common share.

Market Area and Competition
---------------------------

Market Area. Headquartered in Lynbrook, NY, the Bank conducts business from 13 full service branch offices, 10 of which are located in the New York City borough of Queens, one in the borough of Manhattan and one each in suburban Nassau (the headquarters) and Suffolk counties.

Management considers Jamaica Savings a community-oriented financial institution, serving its market area with a wide selection of loan products and retail financial services. Management believes that the Bank's retail branch network, quality customer service, community bank orientation and reputation for financial strength are the key attributes that attract and retain customers for the Bank. The Bank's long term relationships with its depositors are considered a valuable resource for the future, as the Bank continues to expand products and services it offers.

Local Economy. The primary market area for the Bank is concentrated in the neighborhoods surrounding its thirteen full service offices. Management believes that its branch offices are primarily located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one-to four-family residences and middle income families.

The favorable economy of the New York metropolitan area has benefited the Bank for the past several years. Unemployment and real estate values have been healthy, as the economy expanded on a broad base. New York City benefited from the resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. The strength of the national economy and of the United States equities markets contributed significantly to the growth and increased profitability of Wall Street securities and investment banking firms. During 1998, New York City reported positive job creation, a trend of declining crime, lower tax rates and an overall improved image as a place to live and work. Industries such as tourism, media and professional services have been viewed as strong.

While the third quarter of 1998 was a volatile period in the financial markets, with Wall Street and investment banks in general initiating job cuts, Wall Street rebounded and reached record highs during the first quarter of 1999. Uncertainty regarding the duration of the overseas recessions and their impact on the financial markets are likely to influence the economic environment in which the Bank operates over time. Forecasts for 1999 and beyond vary significantly. The financial press has forecasted scenarios ranging from moderate growth to a recession. In general, a weakness or deterioration in the economic conditions within the Bank's primary lending areas generally result in the Bank experiencing increases in non-performing loans. Such increases generally result in higher provisions for possible loan losses, reduced levels of interest earning assets, which over time lower the level of net interest income and result in higher levels of expense associated with other real estate ("ORE").

There are numerous warning indications that the strength and direction of the United States economy is surrounded with uncertainty. The demand for U.S exports has slowed in a number of countries. To respond to signs of a weakening U.S. economy, during 1998, the Federal Reserve adjusted the discount rate, reducing it each time, which influenced the direction of market interest rates. During 1998, nation wide refinancing reached record levels, as mortgage rates reached 30-year lows. As a result, loan pricing has been aggressive. The Bank, like most other financial institutions in the region, experienced growth in mortgage loans and increased satisfaction and refinancing activity in the portfolio.

Highly Competitive Industry and Geographic Area. The Bank faces significant competition for mortgage and consumer loan originations and in attracting and retaining deposits. The New York City metropolitan and Long Island areas have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. In addition, products offered by the securities industry have created alternative investments, including money market accounts, mutual funds and annuities, available to the general public. The Bank competes for deposits through pricing, service and by offering a variety of deposit accounts and other services. Management competes for loans principally through pricing, efficiency and the quality of its services provided to borrowers, real estate and mortgage brokers. Competition may also increase as a result of the lifting of restrictions on interstate operations of financial institutions.

Lending Activities and Risk
---------------------------

General. The Bank offers a variety of loans to serve the credit needs of the communities in which it operates. The Bank's loan portfolio is comprised primarily of first mortgage loans secured by: multi-family rental properties; cooperative apartment buildings; one-to four-family residences (which is almost entirely comprised of mortgages secured by one and two family residences); commercial property and to a lesser extent, construction loans. The Bank also offers other consumer type loans. (See "Other Lending", page 8, herein.) At December 31, 1998, the loan portfolio was $1.170 billion, net of allowances of $5.9 million and unearned fees and discounts of $2.7 million. At December 31, 1998, net loans represented 72.1% of the Company's total assets. During 1998, mortgage loans originated for portfolio were $261.2 million, compared to $205.2 million during 1997. The Bank does not offer any loans that provide for negative amortization. (See "LOAN PORTFOLIO", page 24, herein, SUMMARY OF LOAN LOSS EXPERIENCE, page 30, herein, and "Maturities and Sensitivities of Loans to Changes in Interest Rates", page 25, herein.) Management monitors the economy and real estate market in which the Bank operates and may modify the Bank's lending policies as it considers appropriate.

Pursuant to the New York City Housing Partnership/HPD Homeownership Program, the Bank provides funding for two New York construction projects, one in Queens and one in Brooklyn, New York, whereby the Bank holds the first mortgage on the premises and obtains personal guarantees from the builders. Advances for each of these projects are based on executed contracts of sale prior to construction and construction progress on a per unit/house basis. These projects are as follows:
(1) East New York Homes in Brooklyn, NY - In February, 1997, the Bank entered into an agreement to finance the construction of 45 2-family houses. The Bank's commitment, as amended, is for $6.9 million, with no more than $4.3 million outstanding at any one time; (2) Bayswater Village in Far Rockaway, Queens, NY - In December, 1996, the Bank entered into an agreement to finance the construction of 16 two-family houses, having a total development cost of $3.5 million, with no more than $1.9 million outstanding at any one time. This project was substantially complete as of December 31, 1998, with a balance of $62,000 owed to the Bank and one unit left to close.

In addition, the Bank makes construction loans, which generally have a six-month term, to one builder who constructs one and two-family houses in low to moderate income areas within the Bank's market area. The loans are approved on a per building basis and the Bank holds the first mortgage on the premises and obtains a personal guarantee from the builder. At December 31, 1998, all construction loans held by the Bank totaled $5.2 million.

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

Multi-family, Underlying Cooperative and Commercial Real Estate Lending. The Bank originates mortgage loans secured by multi-family dwellings, primarily of 50 units or more, cooperative buildings and income producing properties such as shopping centers. At December 31, 1998, 60.8% of total gross mortgage loans were secured by multi-family rental properties, 26.2% by cooperative buildings and 6.0% by commercial real estate. At that date, the Bank's ten largest loans totaled $116.3 million. These ten mortgage loans were comprised of: six loans totaling $72.0 million secured by multi-family rental properties; one $11.8 million mortgage loan secured by the land underlying a luxury Manhattan hotel; one $11.1 million loan secured by a commercial office building; one $10.8 million loan secured by a shopping center and one loan totaling $10.6 million secured by underlying cooperative buildings;. At December 31, 1998, the Bank's largest loan was an $18.5 million mortgage loan secured by a 684 unit apartment complex.

The Bank's mortgage loans on income producing properties are primarily secured by properties located within the Bank's market area. Mortgages currently offered on income producing properties are underwritten for terms that generally do not exceed 10 years. Since amortization (if any) on multi-family rental, underlying cooperative and commercial mortgage loans is over significantly longer periods than the terms to maturity, balloon payments are due at maturity. In establishing terms for these types of loans, management considers current market conditions, competition and the risks associated with the property securing the loan. The interest rates on such loans are linked to the five to ten year U.S. Treasury Constant Maturity Index, plus a spread to reflect the term of the loan and associated credit risk.

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

Underlying cooperative loans are first liens on the cooperative building and the land and are senior to cooperative share loans. Cooperative share loans are secured by the proprietary leases on the individual units. Consequently, when the amount of an underlying loan is related to the market value of a cooperative building, including the value of the individual units, the resulting loan-to-value ratio generally is in the range of 15% to 30%.

Concentrations of Credit At December 31, 1998, the largest concentration of loans to any one borrower consisted of six mortgage loans with an aggregate balance of $30.6 million, of which five loans totaling $22.6 million were secured by multi-family apartment buildings and one loan for $8.0 million was secured by a multi-family apartment building with retail stores.

Management monitors the loan portfolios on a regular basis in order to identify trends that may affect future collectibility. Specific attention is given to concentrations of credit based on the loan collateral and concentrations to any one borrower or category of borrower. (See "Delinquencies and Classified Assets" and related discussions, pages 26 through 29, herein.)

One-to Four-Family Lending. The Bank offers first mortgage loans secured by one-to four-family residences and condominium units in complexes which are at least 90% sold and cooperative apartment share loans where at least 65% of the total cooperative shares are sold. While three-to four-family mortgages are offered by the Bank, minimal demand has been experienced. At December 31, 1998, one-to four-family mortgages totaled $75.8 million, of which $69.5 million were fixed rate mortgage loans and $6.3 million were adjustable rate mortgage ("ARM") loans. Loan applications are received from existing customers and are primarily generated by referrals, branch offices and newspaper advertising. One-to four-family mortgage loans are generally underwritten according to Fannie Mae and State of New York Mortgage Association ("SONYMA") guidelines, except as to limitations on loan amount.

For a loan secured by one-to four-family residential real estate, upon receipt of a completed loan application, disclosures are sent to the applicant(s). Income and certain other information is verified, a credit report is ordered, and, if necessary, additional financial information is requested. If the mortgage applicant's credit is verified and approved, an appraisal and flood certification for the property are ordered. In addition to utilizing the Bank's appraisal staff, some appraisals on one-to four-family properties are prepared by independent appraisers, who are approved as qualified by the Bank's Mortgage Committee. Appraisals of properties secured by one-to four-family homes must be approved by at least two senior officers of the Mortgage, Consumer Loan or Real Estate Departments. It is the Bank's policy to require title insurance and hazard insurance prior to closing on all real estate first mortgage loans. Borrowers are generally required to advance funds on a monthly basis to a mortgage escrow account, together with each payment of principal and interest. Disbursements are made from escrow accounts for real estate taxes and insurance premiums.

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

During 1998, the Bank originated for sale and subsequently sold, without recourse, $4.8 million of mortgage loans, on which the Bank retained servicing. The loans sold include $4.3 million of mortgages to Fannie Mae and $501,000 to the SONYMA. As part of the Bank's agreement with the government agencies, the Bank offers mortgage loans, for up to 95% of the lower of the purchase price or appraised value, on single family principal residences to credit qualified home buyers. In addition, the borrower must have not had income greater than 115 percent of the area family median income as published by the U.S. Department of Housing and Urban Development annually in the report, "Estimated Median Family Incomes". The Bank has an agreement with Fannie Mae whereby Fannie Mae purchases qualifying mortgages and Federal Housing Administration ("FHA") Title I loans that the Bank originates. Loans sold to SONYMA were originated pursuant to a program aimed at assisting first time homebuyers with low to moderate incomes. The Bank plans to originate and sell, without recourse, other mortgage loans in the secondary market and retain servicing. The Bank does not presently have any recorded servicing assets.

The Bank offers FHA Home Improvement Loans on owner occupied, one family homes in amounts up to $25,000. While no equity is required, inspections are required on all loans in excess of $7,500 or if the borrower fails to submit a completion certificate. The Bank sells these loans, without recourse, to Fannie Mae, and retains servicing.

Other Lending. The Bank offers a variety of other loan products, including: home equity; home improvement; deposit account; student; personal and automobile loans. At December 31, 1998, total gross other loans was $22.9 million, or 1.9% of total gross loans. At December 31, 1998, the other loan portfolio was comprised as follows: property improvement loans of $10.7 million, or 46.5% of the other loan portfolio; deposit account loans, which are 100% secured, of $8.2 million, or 35.6% of the other loan portfolio; and various consumer type loans of $3.8 million, or 16.4% of the other loan portfolio. The remainder of the other loan portfolio was comprised of student loans and overdraft lines of credit. Student loans are federally guaranteed to varying degrees. During 1998, the Bank sold the $5.1 million student loan portfolio to Sallie Mae, realizing a pre-tax gain of $64,000. As part of the sale transaction, Sallie Mae agreed to purchase all future student loans originated by the Bank on which repayment by the student has not begun. This allows the Bank to continue to receive interest and special allowances (or rate subsidies) while the student is in school and eliminates the high cost of servicing the loan once repayment begins. Student loans, which had a balance of $153,000 at December 31, 1998, are carried at fair value in the aggregate.

The Bank offers fixed rate home equity loans, which are reported combined with property improvement loans. Home equity loans originated by the Bank are disbursed at closing, and range from $10,100, to a maximum of $50,000 on one and two-family owner-occupied residences only. Financing is available up to 75% of the property's appraised value less any outstanding mortgage balance. In connection with originating these loans, the Bank charges fees incurred to perfect the lien on the property. At December 31, 1998, the Bank had $9.4 million of home equity loans, with interest rates ranging from 5.5% to 12.0%.

Loan Origination and Other Fees. In addition to interest earned on loans, the Bank charges fees for originating loans, certain loan prepayments and modifications. The income realized from such fees varies with the volume of loans made or repaid, the availability of funds, and competitive conditions in the lending market.

Investment Activities
---------------------

General. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various agencies of the federal government, certain certificates of deposit of insured depository institutions, certain banker's acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is authorized to make directly. At December 31, 1998, the Company's securities and the other investment portfolio combined, totaled $301.0 million, or 18.6% of total assets, of which $110.0 million were in U.S. Government and federal agency securities. (See "INVESTMENT PORTFOLIO", page 23, herein.)

Management formulates the investment policies, subject to approval by the Board of Directors. The Chief Executive Officer, or his designated alternate, makes investment decisions on a day-to-day basis while the Board of Directors acts in an advisory capacity. The Bank's investments in securities have been primarily in CMOs and short-term U.S. Government and federal agency securities with an average term to maturity of less than three years at the time of purchase. In response to the low interest rate environment that has prevailed during most of the 1990's, the Bank's purchases of investment securities generally include those maturing in one to two years. The Bank's investment policy allows investment in corporate debt securities rated AA or higher. The Bank classifies all securities, other than marketable equity securities, as "held-to-maturity". The marketable equity securities portfolio is designated as "available-for-sale" and carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity, until realized. There were no sales of securities during 1998. Activity in the held-to-maturity portfolio included, purchases of $379.0 million and maturities of $514.0 million of U.S. Government and federal agency securities and purchases of $57.1 million and maturities and amortization of $65.4 million in the CMO portfolio, during 1998.

The Company, excluding activities of the Bank, invests in U.S. Government and federal agency securities and, through the Bank, invests in money market instruments. By investing in short term securities and maintaining funds in cash and cash equivalents (investments with an original maturity of less than three months), the Company is able to meet its liquidity needs. In the past, the Company has held mortgage loans, which were received in the form of a dividend from the Bank. As of December 31, 1998, the Company held no mortgage loans.

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

The Bank purchases Planned Amortization Class ("PAC") (also referred to as Planned Principal Class) bond CMOs. PACs are designed to receive principal payments using a predetermined principal balance schedule derived by assuming two constant prepayment rates for the underlying mortgage-backed securities ("MBS"). All of the Bank's CMOs are backed by Freddie Mac, Fannie Mae or Government National Mortgage Association ("Ginnie Mae") MBS, which are backed by whole loans. Management believes these securities represent attractive and limited risk alternatives relative to other investments. During the past few years, the availability of CMOs that met the Bank's CMO investment guidelines was limited. At December 31, 1998, $95.8 million, or 5.9% of total assets, was invested in CMOs. At December 31, 1998, the Bank's CMO portfolio had an estimated average maturity of twenty-six months. (See "Contractual Maturity Distribution", page 23, herein.)

Sources of Funds
----------------

General. The Bank's primary sources of funds are deposits. Cash flows are provided from interest and maturities on debt securities and CMOs, principal and interest payments on mortgage and other loans. Deposit flows and mortgage prepayments are greatly influenced by general interest rate changes, economic conditions and competition. During 1998, the Bank took a $50.0 million 10 year fixed rate advance from the Federal Home Loan Bank of New York ("FHLB-NY"). (See "BORROWINGS", page 33, herein and "Liquidity and Capital Resources" included on page 10 in the 1998 Annual Report to Stockholders.)

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of the following types of accounts: passbook/statement and lease security; certificate; money market; negotiable order of withdrawal ("NOW") and non-interest bearing demand. As of December 31, 1998, passbook/statement and lease security accounts represented 48.4% of the Bank's total deposits. The flow of deposits is influenced significantly by changes in market interest rates, general economic conditions and competition. The Bank's deposits are obtained primarily from the communities in which its branches are located. The Bank does not use brokers to obtain deposits, relying primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank pay preferential interest rates on such accounts. (See Note 16 to the Consolidated Financial Statements, included on page 35 in the 1998 Annual Report to Stockholders.)

The Bank influences deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets that have prevailed are the primary contributors for the continued decline in deposits over the past several years. Management chose to allow deposits to decline, rather than pay rates that would result in a lower net income or necessitate modifying of the Bank's existing investment structure and guidelines. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. While the highest percentage of deposits has remained in passbook/statement and lease security accounts, the trend of deposit shifts has moved away from passbook/statement accounts and towards certificate accounts. Deposits at December 31, 1998, increased by $3.0 million, or .3%, compared to deposits at December 31, 1997. During 1998, the decrease in the Bank's passbook/statement accounts of $23.8 million, or 4.4%, represented the most significant decrease of any deposit category offered by the Bank. During 1998, money market accounts decreased by $14.7 million or 19.0%, while certificate accounts increased by $24.0 million, or 5.9%. (See "DEPOSITS", page 31, herein.)


Subsidiaries of the Bank
------------------------

General. At December 31, 1998, the Bank had eighteen wholly owned subsidiary corporations and a majority owned subsidiary, which operated as a real estate investment trust that was liquidated on January 4, 1999. Many of the corporations formed partnerships that are, or were, active in the ownership or operation of real estate, ("the Real Estate Subsidiaries"). At December 31, 1998, the Bank's net investment in the Real Estate Subsidiaries was $785,000, which included ORE of $277,000. In addition, six subsidiary corporations were inactive at December 31, 1998.

The subsidiaries were primarily formed in the 1970's, at which time the Bank was state regulated, pursuant to the New York State leeway investment authority. (See "Grandfathered Savings Bank Authority", pages 19 through 20, herein.) The Real Estate Subsidiaries were originally formed to: (i) operate properties acquired through foreclosure actions, which were primarily comprised of multi-family apartment buildings, until such time as the highest and best use was achieved, at which time the property would be sold; (ii) take "equity interests" in the construction of income producing properties on which the Bank made loans; or (iii) invest in commercial properties in which the Bank established branch offices. The aggregate amount of properties held by the Real Estate Subsidiaries has continued to decrease since the early 1990's, as real estate has not been purchased or developed since the late 1980's. However, the Bank continues to transfer properties acquired through foreclosure to the Real Estate Subsidiaries to manage, until sold. Effective June 30, 1997, management reclassified all real estate previously classified as held-for-investment to held-for-sale. (See Notes 1(g), 11, 12 and 13 to the Consolidated Financial Statements, on pages 29, 32 and 33, respectively, in the 1998 Annual Report to Stockholders.)

During the third quarter of 1998, the Bank sold two of its subsidiary corporations, Pendex Realty Corp. ("Pendex") and Sutdex Realty Corp. ("Sutdex"), realizing gains of $963,000. Pendex and Sutdex were equal partners in D & D Associates, a partnership which owned shares representing cooperative apartments. Prior to the sale, the cooperative apartment shares were transferred to two other subsidiaries of the Bank, Jascove Corp. and Avre Corp., each a partner of LeHavre Associates. (See "D & D Associates" and "LeHavre Associates", on page 12, herein.)

The cyclical nature of real estate markets and interest rates influence the level of financial risk to property owners and the Bank, as mortgagor. As a result of these cycles, from time to time, the Bank has acquired real estate through foreclosure actions. The Real Estate Subsidiaries have been used to mitigate the risk of loss that generally accompany the acquisition of real estate through foreclosure actions. The Real Estate Subsidiaries, with the backing of the Bank, have the financial ability to carry properties until their perceived optimal use and value is achieved, at which time the property is sold. Management believes that the Real Estate Subsidiaries provide the most efficient means to monitor, manage, maintain and operate significant properties acquired through foreclosure actions.

The activities of each of the Bank's subsidiary corporations and the partnerships they formed are described below. Real Estate Subsidiaries that have converted properties to cooperative residences have done so under New York State non-eviction plans. Non-eviction plans provide that rent-stabilized tenants may remain tenants in their units after a building has been sold to a cooperative association. Due to the uncertainty of timing and future sales value of the unsold cooperative shares, for financial statement purposes, unsold shares acquired as a result of converting these properties, are carried at zero value. Gains on the sale of these shares are included in income upon sale. However, for income tax purposes, the value of all cooperative shares, sold and unsold, in excess of the Bank's investment in the property prior to conversion to cooperative, was included in taxable income at the time of the sale to the cooperative. The tax basis of these cooperative shares is depreciated for tax purposes.

Forty-Second & Park Corp. At December 31, 1998, Forty-Second & Park Corp. owned cooperative shares representing 16 units in a six-story cooperative apartment building containing 57 residential units and 4 professional offices located in Forest Hills, Queens, NY. The shares, relating to the unsold units, are carried at zero value. The building was originally acquired by obtaining the deed in lieu of foreclosure in 1979. This building, which had been poorly maintained prior to acquisition, was renovated. In 1982, the property was converted to a cooperative and sold to Barclay Plaza North Owner's, Inc. During 1998, one unit was sold, resulting in a net gain, before taxes, of $80,000. Rents received during 1998, on the unsold apartments totaled $134,000 and maintenance charges paid to the cooperative association totaled $141,000. For 1998, Forty-Second & Park Corp. had net income of $63,000, after eliminating intercompany transactions. The Bank's net investment in Forty-Second & Park Corp. was $6,000 at December 31, 1998.

Parkway Associates. Parkway Associates ("Parkway") is a partnership between two of the Bank's subsidiary corporations, Grandcet Realty Corp. and Litneck Realty Corp., each of which has a 50% partnership interest. At December 31, 1998, Parkway owned shares, representing 69 unsold apartment units plus parking spaces in a 400 unit cooperative garden apartment complex located in Floral Park, Queens County, NY. The shares, relating to the unsold units, are carried at zero value. The property was originally acquired through foreclosure in 1979 and initially operated as a rental property. In the early 1980's, these apartments, which had been poorly maintained, were substantially renovated. In 1989, the property was converted to a cooperative and sold to Floral Park Owners, Inc. During 1998, four units were sold, resulting in a net gain, before taxes, of $180,000. Rents received during 1998, from the unsold apartments and garage spaces totaled $528,000 and maintenance charges paid to the cooperative association and costs for maintenance employees totaled $488,000. For 1998, Parkway Associates had a net operating income of $154,000, after eliminating intercompany transactions. The Bank's net investment in Parkway was $41,000 at December 31, 1998.

Elmback Associates. Elmback Associates ("Elmback") is a partnership between two of the Bank's subsidiary corporations, Before Real Estate, Inc. and Afta Real Estate, Inc., each of which has a 50% partnership interest. At December 31, 1998, Elmback owned cooperative shares representing 10 unsold apartment units in a six story cooperative apartment building with 61 units, located in Jamaica, Queens County, NY. The property, originally acquired by deed in lieu of foreclosure in 1980, was subsequently renovated and operated as a rental property. In 1988, the property was converted to a cooperative and sold to 87-46 Chelsea Owners, Inc. The shares, relating to the unsold units, are carried at zero value. During 1998, 3 units were sold resulting in a net gain, before taxes, of $111,000. Rents received during 1998, on the unsold apartment units totaled $66,000 essentially covering the $67,000 of maintenance charges paid to the cooperative association.

In addition, as part of a 1994 mortgage loan workout between the Bank and an unrelated borrower, Elmback took title to cooperative shares representing 57 unsold cooperative apartments in an 82 unit cooperative property, located in Brooklyn, New York. During 1998, 2 units were sold and $76,000 of gains was deferred. At December 31, 1998, 29 units remained, which comprised the entire $277,000 in ORE. This property generated a net loss of $30,000 for 1998. (See "Other Real Estate", page 29, herein.) For 1998 Elmback Associates had net operating income of $31,000, after eliminating intercompany transactions. The Bank's net investment in Elmback was $310,000 at December 31, 1998.

D & D Associates. During 1998, the Bank sold two of its subsidiary corporations, Pendex and Sutdex, realizing pre-tax gains of $963,000. Prior to the sale of Pendex and Sutdex, each held a 50% partnership interest in D & D Associates ("D&D"), which interests were assigned to Jas Cove Corp. ("Jas Cove") and Avre Realty Corp. ("Avre"), each a subsidiary of the Bank.

At December 31, 1998, D&D owned shares representing 31 unsold units in two six-story cooperative apartment buildings with 176 units. These buildings, located in Jamaica, Queens County, NY, were originally acquired through foreclosure proceedings in 1981. Subsequent to foreclosure, the buildings were renovated and operated as rental properties. During 1985, one of the buildings was converted to a cooperative and sold to the Tyler Towers Owners Corp. During 1988, the second building was converted to a cooperative and sold to the Park Sanford Owners Corp. The shares, relating to the unsold apartment units, are carried at zero value. During 1998, 4 units were sold, resulting in a net gain before taxes of $68,000. Rental income from the buildings for 1998 totaled $190,000 covering the maintenance charges of $145,000 paid to the cooperative associations. For 1998, D&D Associates had a net operating income of $94,000, after eliminating intercompany transactions. The Bank's net investment in D&D was $39,000 at December 31, 1998.

Bay Hill Gardens. Bay Hill Gardens ("Bay Hill") is a partnership between 110-11 72nd Ave., Corp. and Yalcrab Real Estate, Inc., two of the Bank's subsidiary corporations, each of which holds a 50% interest. During 1998, this subsidiary had no operations. At December 31, 1998, the Bank had a negative investment in Bay Hill of $54,000, reflecting an accounts payable related to the operation of the 684 unit apartment complex previously owned by Bay Hill, that was sold during 1994.

1995 Associates. 1995 Associates is a partnership between Jamsab Realty Corp. and Jasthree Inc., two subsidiary corporations of the Bank, holding 99% and 1% interests in the partnership, respectively. During 1998, this partnership continued to collect past due rents and incur legal expenses in connection therewith, from tenants of the 18 story commercial building that was sold during 1997. For 1998, 1995 Associates had a net loss, before taxes of $9,000, after eliminating intercompany transactions. At December 31, 1998, the Bank had a zero investment in this subsidiary.

Lefmet Corp. Lefmet Corp., a subsidiary corporation of the Bank, owns and operates commercial property consisting of seven stores located in Kew Gardens, Queens County, NY, one of which the Bank occupies as a branch office. During 1998, the property generated net income, before federal taxes, of $62,000, after eliminating intercompany transactions. The Bank's net investment in Lefmet Corp. was $211,000 at December 31, 1998.

LeHavre Associates. LeHavre Associates is a partnership between Jas Cove and Avre, each a subsidiary of the Bank. During 1998, Jas Cove and Avre received shares representing 31 cooperative apartments from Pendex and Sutdex, which shares are carried at zero cost. The Bank's net investment in LeHavre at December 31, 1998, was zero.

Jade Associates. Prior to December 1993, Jade Associates ("Jade") was a joint venture between Sher Park Realty Corp., ("Sher Park") a subsidiary of the Bank and an unrelated general contractor, each with a 50% interest. The joint venture was formed to fund, construct and subsequently sell an 84 unit condominium complex in Flushing, New York.

As a result of the region's decline in real estate values in the late 1980's, the units did not sell, the property became troubled and the Bank ultimately attained 100% ownership of the unsold units. Sales of the units are accounted for under the full cost recovery method. During 1998, 28 units were sold, which resulted in the full investment recovery, and gains of $299,000 were realized. At December 31, 1998, the 6 units held-for-sale were carried at zero cost.

Concerned Management Concerned Management is a subsidiary of the Bank, which was formed in 1979 to manage and operate the real estate acquired by the Bank's other subsidiary corporations and partnerships. Concerned Management operates from a leased office, located in Flushing, Queens County, NY.

Other Subsidiaries. Of the Bank's remaining five subsidiary corporations at December 31, 1998, three are nominee corporations used in the conduct of the Bank's business, one (Jam-Ser Corp.) acts as an agent to sell life insurance as permitted by New York State law, and one (Tier Inc.), a real estate investment trust, was liquidated during the first quarter of 1999 due to a realignment of operations.

Savings Bank Life Insurance
---------------------------

The Bank is a customer of the Savings Bank Life Insurance ("SBLI") Department, which is a separate legal mutual entity owned by its policyholders. The Bank, through the SBLI Department offers SBLI to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $350,000 in group coverage per insured under the SBLI Department's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Bank and while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationships with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

New York State passed legislation on June 18, 1998, which was subsequently signed into law, enabling the SBLI Departments of all Banks issuing SBLI to combine with the SBLI Fund to become a single mutual insurance company. Pursuant to the new law, a plan of conversion and transfer describing the formation of the new combined company must be prepared by the SBLI Fund and is subject to a 75% approval vote by SBLI Issuing Banks. If such approval is obtained, the plan will be submitted for the approval of the Superintendent of Banks and Superintendent of Insurance, both of whom urged that the change be made.

Management is not aware of and cannot predict the timing or what changes will ultimately occur with respect to the structure of the Bank's SBLI Department or the SBLI Fund. As such, the ultimate effect on the Company of the pending SBLI conversion and transfer is uncertain at the present time.

Personnel
As of December 31, 1998, the Bank had 305 full-time employees and 124 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation and Supervision
--------------------------

The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in the Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

General. The Company, as a unitary savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA") and as a publicly held company, is subject to the periodic disclosure and other requirements under the federal securities laws. In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act"). Certain regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein.

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

Holding Company Regulations. The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). (See "Qualified Thrift Lender Test", pages 17 through 18, herein.) Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Federal Savings Institution Regulation
--------------------------------------

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio; a 3.0% leverage
(core) capital ratio; and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital ratio, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial rating system), and together with the risk-based capital standard itself, a 4% Tier I risk based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage (core) ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank and investments in equity securities.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements. A table presenting the Bank's capital position at December 31, 1998 is presented in Note 26 to the Consolidated Financial Statements, on page 42 in the 1998 Annual Report to Stockholders, and is incorporated herein by reference.


A reconciliation between the Bank's regulatory capital and GAAP capital at December 31, 1998 is presented below:


                                                                                                 Tangible Capital
                                                                                                 ----------------
                                                                                                  (In thousands)

             GAAP capital-originally reported to regulatory authorities
              and on the Bank's consolidated financial statements                                   $320,994

             Add:
             Minority interest in includable consolidated subsidiary                                     161

             Less:
             Regulatory capital adjustments:
              Investments in Non-includable Subsidiaries                                               3,920
              Adjustment for net unrealized gains, net of tax                                         40,871
                                                                                                    --------
              Regulatory Capital                                                                    $276,364
                                                                                                    ========



Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, ("PCA Regulations") the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization.

The PCA  Regulations  define  five  capital  categories  and provide the minimum
numerical  requirements,   subject  to  certain  exceptions,  for  each  capital
category, as detailed below.

                                 Total Risk-            Tier I            Leverage         Tangible Capital
Capital Category                 Based Ratio            (Core)             Ratio            to Assets Ratio
----------------               ----------------     ---------------     -------------      -----------------
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

Insurance of Deposit Accounts. Deposits of the Bank are insured by the BIF, which is administered by the FDIC. The FDIC currently imposes an assessment rate schedule from 0 to 27 basis points. Pursuant to the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the obligations for payment of the Financing Corporation ("FICO") bonds is spread across all BIF and Savings Association Insurance Fund ("SAIF") members. Effective January 1, 1997, BIF deposits have been assessed for the FICO obligation of 1.3 basis points, while SAIF deposits are assessed 6.48 basis points. Full pro-rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act provided that the BIF and SAIF be merged on January 1, 1999, provided no savings associations existed at that time. (See "Thrift Rechartering Legislation", below.)

The Bank paid $142,000 in FDIC insurance premiums during 1998. BIF and SAIF members will continue to pay assessments, as described above, to fund the FICO obligation. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more saving associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan to a single or related group of borrowers in an amount greater than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank was in compliance with this limitation, with the highest aggregate loans to one borrower of $30.6 million, or 9.5% of the Bank's capital. The Company, as a unitary savings and loan holding company, is not subject to the loan to one borrower limitation, nor did the Company have any mortgage loans at December 31, 1998. Management reviews the loans to one borrower limit at the time the loan is made, however, subsequent changes in the Bank's capital position may cause credit concentrations to exceed 15% of the Bank's capital. The Bank carefully monitors the creditworthiness of borrowers with high concentrations of credit as well as the properties that secure these loans.

Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (defined as total assets, less: intangible assets including goodwill; property used by the institution in conducting its business and specified liquid assets up to 20% of total assets) in "qualified thrift investments" (primarily residential mortgages and related investments, including certain MBS) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 96.3% of portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event a bank's capital falls below its regulatory requirements or is notified by the OTS that it is in need of more than normal supervision, an institution's ability to make capital distributions could be restricted. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution only if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories.), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was a Tier 1 Bank, the highest rating.

Liquidity. Information regarding liquidity is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources", included on page 10 in the 1998 Annual Report to Stockholders.

Assessments. Savings institutions are required to pay assessments to the OTS, to fund the operations of the OTS. The general assessments, to be paid on a semiannual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's total assessments for the year ended December 31, 1998, were $266,000.

Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution), or to make loans to certain insiders, is limited by Section 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution, as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated individuals or entities. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act. Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties", including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, or cease and desist orders; the removal of officers and/or directors; appointment of a receiver or conservator; or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount up to $25,000 per day, or possibly $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director of the OTS, then the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the Guidelines, as required by the FDI Act.

Grandfathered Savings Bank Authority. Until 1983, the Bank was a New York state chartered savings bank with investment powers conferred by New York State law. The Bank retained such power when it converted to a federally chartered savings bank. The HOLA and OTS regulations empower the Bank to exercise all the powers that its predecessor state chartered savings bank possessed under New York State law, whether or not such powers had been exercised, subject to the authority of the OTS and FDIC to limit such powers for safety and soundness reasons. These powers, which were preserved in the FIRREA, are in addition to powers the Bank possesses as a federally chartered savings bank. Where a "grandfathered" power overlaps with a power authorized under federal law, the Bank may act under the more favorable authority.

The grandfathered powers include the authority to invest in various types of investment securities, including corporate bonds and stock, and in real estate development. In addition, the Bank has grandfathered authority to make leeway investments, which include, subject to certain specific exceptions, any investment not otherwise authorized by the New York State Banking Law at the time of the Bank's charter conversion, provided that any single investment does not exceed 1% of the Bank's assets and that all such investments do not exceed 5% of its assets. At December 31, 1998, the Bank's capital investments, computed for regulatory purposes, retained under the leeway provisions were $3.9 million, or .2% of the Bank's assets. These powers allow the Bank to pursue diversified acquisition opportunities and provide the Bank with flexibility in restructuring its assets. The Bank intends to continue to utilize these powers as opportunities arise and as permitted under applicable rules and regulations. (See "Thrift Rechartering Legislation", page 17, herein.)

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of twelve (12) regional FHLBs. The FHLB provides a central credit facility, primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, if any, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1998 of $8.9 million.

On December 8, 1998, the Bank borrowed $50.0 million from the FHLB-NY at a fixed rate of 5.62% for ten years. Interest expense on FHLB-NY advances for the year ended December 31, 1998 was $185,000. Prior to 1998, the Bank had not borrowed funds for its direct activities since 1984. Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by qualifying mortgage loans owned by the Bank in an amount at least equal to 110% of the advances outstanding. Should management so decide, additional advances may be taken in the future. (See "Liquidity and Capital Resources", included on page 10 in the 1998 Annual Report to Stockholders.)

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements have limited the FHLB-NY's ability to pay dividends to their members and could also result in the FHLBs imposing higher interest rates on advances to their members. Further, there can be no assurance that the impact of FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-NY stock held by the Bank. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB-NY to the Bank were $634,000, $496,000 and $438,000 respectively.

Federal Reserve System. The Federal Reserve Board ("FRB") regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the FRB) a reserve requirement of 3%; and for accounts greater than $46.5 million, a reserve requirement of $1.25 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. During 1998, the Bank was in compliance with the foregoing requirements and expects to continue to remain in compliance in the future.

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

Taxation
--------

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Company was audited by the Internal Revenue Service for taxable years 1990 through 1993 and by New York State for taxable years 1994 through 1996. The Bank was audited by New York City for taxable years 1991 through 1993.

Federal. The Company is subject to the rules of federal income taxation applicable to corporations. The Company computes taxable income, using the accrual method of accounting, on a consolidated basis. The current maximum federal corporate tax rate for all income, including capital gains, is 35%.

State and Local Taxation. The Company is subject to New York State ("NYS") Franchise Tax on Banking Corporations and the Bank to the New York City ("NYC") Banking Corporation Tax.

The NYS and NYC taxes on banking corporations are each imposed in an annual amount equal to the greater of; (1) 9% of the Bank's "Entire Net Income" allocable to NYS (and to NYC for purposes of the City tax) during the taxable year, or (2) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (1) a percentage of the value of the Bank's assets allocable to NYS (and to NYC for the City tax) with certain modifications, (2) 3% of the Bank's "Alternative Entire Net Income" allocable to NYS (and to NYC for the City tax) or (3) A minimum tax at applicable rates.

For purposes of the NYS and NYC taxes on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income", subject to certain further modifications.

Bad Debt Reserves. Under the Federal law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either an experience formula or a percentage of taxable income before such deduction ("reserve method"). Legislation was enacted in August 1996 which repealed the reserve method for tax purposes, and required Banks to recapture, (i.e. take into taxable income) over a six year period, the excess of the balance of their bad debt reserves as of December 31, 1995 (other than supplemental reserves, discussed below) over the balance of such reserves as of December 31, 1987. The Bank neither had nor has any excess reserves that would require recapture pursuant to this legislation. The last tax year that the Bank used the reserve method in computing its bad debt deduction for tax purposes was 1995, and has since used the direct charge-off method to compute its bad debt deduction.

Pursuant to Statement of Financial Accounting Standards Statement No. 109, the Bank is generally not required to provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to, or ending at December 31, 1987, the base year reserves. The base year reserves of $85.1 million and supplemental reserve are frozen, not forgiven. These reserves continue to be segregated as they are subject to recapture penalty if one of the following occurs: (a) the Bank's retained earnings represented by this reserve are used for purposes other than to absorb losses on loans, including excess dividends or distributions in liquidation; (b) the Bank redeems its stock; or
(c) the Bank fails to meet the Internal Revenue Code definition for a qualified thrift. Management does not presently anticipate an event that would cause recapture of the aforementioned reserves. However, future changes in the Federal tax law could further affect the status of the base year reserve. (See Notes 14 and 18 to the Consolidated Financial Statements, included on pages 33 through 34 and page 36, respectively, in the 1998 Annual Report to Stockholders.)

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

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax of $150,000 to the State of Delaware.



                                STATISTICAL DATA

The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in the 1998 Annual Report to Stockholders as Exhibit 13.01.

I.       Distribution of Assets, Liabilities and Stockholders' Equity:  Interest
           Rates and Interest Differential

A, B. See page 14 of the Company's 1998 Annual Report to Stockholders (portions of which are filed herewith as Exhibit 13.01) presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Average Balance Sheet" and is incorporated herein by reference.

C.    Interest Differential

      See page 15 of the Company's 1998 Annual Report to Stockholders (portions of which are included herewith as Exhibit 13.01) presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

      Interest Rate Sensitivity Analysis

      See pages 11 through 13 of the Company's 1998 Annual Report to Stockholders (portions of which are filed herewith as Exhibit 13.01) presents the interest rate sensitivity analysis, under the caption "Interest Rate Sensitivity Analysis" and is incorporated herein by reference.

                              INVESTMENT PORTFOLIO

A.           The following  table sets forth certain  information  regarding the
             Company's investment portfolio at the dates indicated:
                                                                                       At December 31,
                                                                       -------------------------------------------
                                                                          1998             1997              1996
                                                                          ----             ----              ----
                                                                                       (In Thousands)
           Securities Available-for-Sale:
           ------------------------------
             Marketable equity securities, at fair value                $ 83,592        $ 62,243          $ 51,021
                                                                        ========        =========         ========

           Securities Held-to-Maturity:
           ----------------------------
             U.S Government and federal agency securities               $109,996        $244,903          $299,645

             CMOs, net                                                    95,790         104,040           155,272

             MBS:
               Ginnie Mae, net                                             2,464           3,640             4,999
               Fannie Mae, net                                                53             106               152
               Freddie Mac, net                                              154             278               441
                                                                        --------        --------          --------
                     Total MBS                                             2,671           4,024             5,592
                                                                        --------        --------          --------

                     Total Securities Held-to-Maturity                  $208,457        $352,967          $460,509
                                                                        ========        ========          ========

           Other investments:
           ------------------
             FHLB-NY stock (investment required by law)                 $  8,892        $  7,615          $  6,829
             Other stock                                                      30              30                30
                                                                        --------        --------          --------
               Total other investments                                  $  8,922        $  7,645          $  6,859
                                                                        ========        ========          ========

Contractual Maturity Distribution
---------------------------------

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's securities held-to-maturity at December 31, 1998. The table does not reflect prepayments or scheduled amortization on CMOs or MBS. For MBS, the maturities indicated are the dates the final payments are due. For CMOs, the maturities reflect the "final payment dates", which as defined by the issuer, represent the latest date by which the CMO will be retired. The assumptions used by the issuer in calculating the final payment dates are highly conservative, and the actual retirement may occur earlier than its final payment date. The estimated actual average maturity on the entire CMO portfolio at December 31, 1998 was twenty-six months. For principal reduction on these securities, for the years ended December 31, 1998, 1997 and 1996: See the "Consolidated Statements of Cash Flows", included on pages 25 and 26 in the 1998 Annual Report to Stockholders.

                                                                          At December 31, 1998
                                                                          --------------------

                                     One Year or Less     Over 1 to 5 Years      Over 5 to 10 Years        After 10 years
                                   -------------------   -------------------    --------------------    ---------------------
                                               Weighted              Weighted              Weighted                 Weighted
                                  Carrying     Average    Carrying    Average    Carrying   Average     Carrying     Average
                                    Value       Yield      Value      Yield        Value     Yield        Value       Yield
                                  ----------   ---------  --------  ---------    --------  --------    ----------  ----------
                                                                            (Dollars in Thousands)

Federal agency                    $100,000       5.03%    $       -        -% $         -        -%     $      -         -%
U.S. Government                      9,996       6.25             -        -            -        -             -         -
CMOs                                     -          -         4,401     5.75       81,013     6.17        10,376      6.00
MBS                                     17      12.25           463    10.50          717     9.00         1,474      9.94
                                  --------      -----     ---------    -----     --------     ----      --------      ----
     Total                        $110,013       5.14%    $   4,864     6.20%    $ 81,730     6.19%     $ 11,850      6.49%
                                  ========                =========              ========               ========


                                 LOAN PORTFOLIO

A. The following table sets forth the composition of the mortgage and other loan portfolios in dollar amounts:



                                                                         At December 31,
                                                                         ---------------

                                                1998            1997              1996              1995             1994
                                                ----            ----              ----              ----             ----
                                                                        (In Thousands)
Mortgage loans:
  Multi-family                              $   702,914       $  563,205        $  433,224        $  344,337       $  294,003
  Underlying cooperative                        302,494          267,942           262,221           263,972          251,580
  One- to four-family                            75,773           73,757            76,848            82,391           86,531
  Commercial                                     69,001           71,839            61,829            55,662           58,070
  Construction                                    5,176            3,067             1,836             1,492            2,518
                                             ----------       ----------        ----------        ----------       ----------
     Total mortgage loans                     1,155,358          979,810           835,958           747,854          692,702
                                             ----------       ----------        ----------        ----------       ----------

Other loans:
  Student                                           153            5,213             6,204             7,466            9,656
  Loans secured by deposit accounts               8,166            8,189             8,328             8,489            9,167
  Property improvement                           10,652           10,744             8,775             9,165            6,762
  Consumer                                        3,754            4,775             4,350             4,092            1,821
  Overdraft loans                                   202              227               237               220              224
                                             ----------       ----------        ----------        ----------       ----------
     Total other loans                           22,927           29,148            27,894            29,432           27,630
                                             ----------       ----------        ----------        ----------       ----------

     Total loans receivable                   1,178,285        1,008,958           863,852           777,286          720,332
                                             ----------       ----------        ----------        ----------       ----------

Less:
  Unearned discounts, premiums
    and deferred loan fees, net                   2,702            3,333             3,751             4,344            4,952
  Allowance for possible loan losses              5,924            5,880             5,327             4,697            4,085
                                             ----------       ----------        ----------        ----------      -----------

     Loans receivable, net                   $1,169,659       $  999,745        $  854,774        $  768,245      $  711,295
                                             ==========       ==========        ==========        ==========      ==========

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the contractual maturity of the loan portfolios at December 31, 1998. The table does not reflect prepayments, or scheduled principal amortization or repricing of adjustable rate loans. (For principal reduction on loans, for the years ended December 31, 1998, 1997 and 1996: See the "Consolidated Statements of Cash Flows", included on pages 25 and 26 in the 1998 Annual Report to Stockholders.)

                                                                                             Other
                                                    Mortgage Loans                           Loans           Total
                            ----------------------------------------------------------      -------         -------
                                                                    (In Thousands)

                                          Under-       One-to
                              Multi-      lying-        Four-      Commer-   Construct-
                              Family      Co-op        Family       cial        tion         Other
                              ------      -----        ------       ----        ----         -----

  Amounts due:
    Within 1 Year           $ 25,249     $  7,788     $  6,514    $  4,848    $  5,176     $  8,849       $    58,424
                            --------     --------     --------    --------    --------     --------       -----------
  After 1 Year:
    1 to 2 years              39,594       22,750           38       1,764           -        1,435            65,581
    2 to 3 years              41,634       20,410          456       4,561           -        1,576            68,637
    3 to 5 years             102,158       54,414        1,050      13,283           -        3,301           174,206
    5 to 10 years            430,796      162,670       21,481      40,990           -        7,766           663,703
    10 to 20 years            63,216       34,462       19,187       3,555           -            -           120,420
    Over 20 years                267            -       27,047           -           -            -            27,314
                            --------     --------     --------    --------    --------     --------        ----------
  Total due after 1 year     677,665      294,706       69,259      64,153           -       14,078         1,119,861
                            --------     --------     --------    --------    --------     --------        ----------
      Total amounts due     $702,914     $302,494     $ 75,773    $ 69,001    $  5,176     $ 22,927        $1,178,285
                            ========     ========     ========    ========    ========     ========        ----------
  Less:
    Unearned discounts,
     premiums and deferred
     loan fees, net                                                                                             2,702
    Allowance for possible
     loan losses                                                                                                5,924
                                                                                                           ----------
  Loans receivable, net                                                                                    $1,169,659
                                                                                                           ==========

The following table sets forth at December 31, 1998, the dollar amount of all loans due after December 31, 1999 and whether such loans have fixed interest rates or adjustable interest rates.

                                               Fixed         Adjustable       Total
                                               -----         ----------       -----
                                                           (In Thousands)
 Mortgage loans:
      Multi-family                           $  677,665     $        -     $  677,665
      Underlying cooperative                    294,706              -        294,706
      One-to four-family                         62,955          6,304         69,259
      Commercial                                 64,153              -         64,153
      Construction                                    -              -              -
 Other loans:
      Student                                       153              -            153
      Loans secured by deposit accounts               -              -              -
      Property improvement                       10,554              -         10,554
      Consumer                                    3,371              -          3,371
      Overdraft loans                                 -              -              -
                                             ----------     ----------     ----------
        Total loans receivable               $1,113,557     $    6,304     $1,119,861
                                             ==========     ==========     ==========

C.       Delinquencies and Classified Assets
         -----------------------------------
        Delinquent loans are reviewed by management monthly and by the Board of Directors quarterly. When a borrower fails to make a scheduled loan payment, efforts are made to have the borrower cure the delinquency. The borrower is notified of the delinquency in writing and by telephone by the Bank's collection staff. For mortgage loans, under certain circumstances, a site inspection of the property is required. Most delinquencies are cured within 90 days and no legal action is taken. If a mortgage delinquency exceeds 90 days, the Bank institutes measures to enforce its remedies, including commencing a foreclosure action. For delinquent FHA and Veterans Administration ("VA") mortgage loans, the Bank follows notification and foreclosure procedures prescribed by FHA and VA. Property acquired by the Bank as a result of a foreclosure is classified as "Other Real Estate". For uninsured non-mortgage loans, delinquent loans are charged off after 120 days and are referred to the Bank's attorneys for collection.

     At December 31, 1998, 1997 and 1996, delinquencies in the loan portfolios were as follows:

                                           61-90 Days                      90 Days and Over
                                      Number         Principal         Number          Principal
                                       of             balance           of              balance
                                      loans          of loans          loans           of loans
                                      -----          --------          -----           --------
                                                          (Dollars in Thousands)

At December 31, 1998
--------------------
     Delinquent loans:
      Guaranteed(1)                     11            $   212            10            $   233
       Non-guaranteed                    5                 63             5                216
                                      ----            -------          ----            -------
                                        16            $   275            15            $   449
                                      ====            =======          ====            =======
     Ratio of delinquent
      loans to total loans                    .02%                             .04%
                                             ====                              ===

At December 31, 1997
--------------------
     Delinquent loans:
      Guaranteed(1)                     48            $  221            82             $   500
      Non-guaranteed                     5                10             5              12,769(2)
                                       ---            ------           ---             -------
                                        53            $  231            87             $13,269
                                       ===            ======           ===             =======
     Ratio of delinquent
      loans to total loans                    .02%                            1.32%
                                              ===                             ====

At December 31, 1996
--------------------
     Delinquent loans:
      Guaranteed(1)                     78            $  390           144             $   692
      Non-guaranteed                     9                20            15              13,459(2)
                                       ---            ------           ---             -------
                                        87            $  410           159             $14,151
                                       ===            ======           ===             =======
     Ratio of delinquent
      loans to total loans                    .05%                            1.64%
                                              ===                             ====

(1)  Loans which are FHA, VA or New York State Higher Education Services Corporation guaranteed.

(2)  Includes the $12,754,000 underlying cooperative mortgage loan, which was satisfied during the second quarter of 1998.

The following table sets forth information regarding non-accrual, restructured and impaired loans and loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated.

                                                                            At December 31,
                                                                            ---------------

                                               1998             1997          1996          1995          1994
                                               ----             ----         -----          ----          ----
                                                                        (Dollars in Thousands)
Mortgage loans:
---------------
 One-to four-family, multi-family
  and commercial real estate loans:
   Non-accrual loans (1)                    $     213        $12,754        $12,754        $20,903        $  500
                                            ---------        -------        -------        -------        ------
Accruing loans 90 or more days overdue:
 Conventional mortgages                             -              -            686            311           322
 FHA and VA mortgages (2)                         233            335            361            557           581
                                            ---------        -------        -------        -------        ------
      Total                                       233            335          1,047            868           903
                                            ---------        -------        -------        -------        ------

Other loans:
------------
  Non-accrual loans                                 -              -              -              -             -
  Accruing 90 or more days overdue:
    Student loans                                   -            165            331            194           379
    Consumer loans                                  3             15             19             13             7
                                            ---------        -------        -------        -------        ------
      Total                                         3            180            350            207           386
                                            ---------        -------        -------        -------        ------

Total non-performing loans:
  Non-accrual                                     213         12,754         12,754         20,903           500
  Accruing 90 days or more overdue                236            515          1,397          1,075         1,289
                                            ---------        -------        -------        -------        ------
      Total                                 $     449        $13,269        $14,151        $21,978        $1,789
                                            =========        =======        =======        =======        ======

Non-accrual loans to total loans                  .02%          1.26%          1.48%          2.69%          .07%
Accruing loans 90 or more days overdue
  to total loans                                  .02            .06            .16            .14           .18
Non-performing loans to total loans               .04           1.32           1.64           1.78(3)        .25

At December 31:
---------------
Restructured loans                          $   1,842        $ 1,840       $  1,874        $ 1,663        $1,828

For the years ended December 31:
--------------------------------
Income forfeited due to
 restructured loans                         $      73        $    62       $     62        $    62        $    6

Income unrecorded due to
 non-accrual/impaired loans                 $     509            $ 1,180   $  1,180        $   226        $  150

(1) See "Financial Condition", included on pages 8 through 9 in the 1998 Annual Report to Stockholders.

(2) These loans, including the past due loans, do not present any significant collection risk to the Bank as they are guaranteed and therefore are presented separately.

(3) Does not include an $8.2 million mortgage loan that was current on a cash basis, but on non-accrual status, as payments were received through the bankruptcy court.

Impaired Mortgage Loans. At December 31, 1998, the Bank had one impaired mortgage loan with a $213,000 balance and a $27,000 specific valuation allowance. The Bank had a net investment in this loan of $186,000, which comprised total non-accrual loans at December 31, 1998. At December 31, 1997, the Bank had one impaired mortgage loan, secured by a cooperative apartment building, with a balance of $12.8 million and no related valuation allowance. This loan comprised the total balance of non-accrual loans at December 31, 1997.

If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income, with respect to such loans, of $509,000, $1.2 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. This compares to $397,000 of actual payments recorded for 1998, no interest income was recognized with respect to such loans for 1997 and 1996.

On May 28, 1998, the $12.8 million underlying cooperative mortgage loan, discussed above, was satisfied. Upon satisfaction, $4.3 million of previously unrecorded prior years' interest and legal fees, as well as late charges, were recovered and included in non-interest income. The average balance of impaired loans for calendar 1998, 1997 and 1996 was $5.5 million, $12.8 million and $12.8 million, respectively.

At December 31, 1998 and 1997, loans restructured in a troubled debt restructure, all of which are performing in accordance with their contractual terms and therefore not considered impaired, were $1,842,000 and $1,840,000, respectively. Interest forfeited attributable to restructured loans was $73,000, $62,000 and $62,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS rules, the Bank recently discontinued classifying assets as "special mention" if such assets possessed weakness but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories. However, the Bank still maintains a "special mention" category under its internal asset review system.

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

Allowances for Possible Loan and Other Credit Losses. The allowances for possible loan and other credit losses are established through provisions made, based on management's evaluation of the risk inherent in its asset portfolios and changes in the nature and volume of investment activity. Such evaluation, which includes a review of all assets for which full collection may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and other factors that warrant recognition in providing for adequate credit allowances. (For a more complete discussion of the Bank's problem assets see "Asset Quality and Allowances", included on page 9 in the 1998 Annual Report to Stockholders.)

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

Potential Problem Loans and Other Assets and Subsequent Developments Management has not identified any material potential problem loans or other asset, other than previously discussed and presented in the accompanying tables.

Other Real Estate ORE represents real estate properties owned by the Bank, or a subsidiary company, as a result of foreclosure or by obtaining a deed in lieu of foreclosure. ORE is recorded at the lower of the net unpaid indebtedness, or the property's net fair value at the time of acquisition. Subsequent valuation adjustments are made if the net fair value decreases below the carrying amount. Gains, if any, on the sale of ORE are deferred under the cost recovery method.

At December 31, 1998, ORE carried at $277,000 was comprised of 29 cooperative apartments located within an 84 unit cooperative apartment building located in Brooklyn, New York. The units were acquired during 1994, as part of a restructuring agreement for the underlying cooperative loan. As part of the agreement, the Bank extended the mortgage loan for an additional five years at 7.25%, made an additional five year building improvement/liquidity loan to the cooperative and, through a subsidiary corporation, received cooperative shares representing 57 apartments. As a result of the restructuring, $1.6 million (the Bank's proportionate share of property ownership) of the cooperative association's $2.4 million indebtedness to the Bank was reclassified from mortgage loans to ORE on the Company's consolidated financial statements. At December 31, 1998, the total indebtedness related to this property reported in mortgage loans, including the building improvement loan, was $1.3 million. At December 31, 1998, 29 units remained unsold and were rented. As of December 31, 1998, there were deferred gains of $453,000 on the 28 units that were sold, as sales of ORE are accounted under the cost recovery method. During 1998, ORE operations generated pre-tax losses of $33,000, of which $30,000 was attributable to the property discussed above. There were no loss provisions established against ORE during the year ended December 31, 1998.


                         SUMMARY OF LOAN LOSS EXPERIENCE

Activity in the allowance for loan losses for the mortgage loan portfolio is summarized as follows, for the years ended December 31:

Mortgage Portfolio Loan Loss Allowance:                        1998         1997         1996         1995          1994
--------------------------------------                         ----         ----         ----         ----          -----
                                                                                     (Dollars in Thousands)

Balance at beginning of period                                $5,741       $5,176       $4,575       $3,976        $4,000
Provision for loan losses                                          -          600          600          600           600
Loans charged-off                                                  -          (35)           -           (1)         (624)
Recoveries of loans previously charged off                         -            -            1            -             -
                                                              ------       ------       ------       ------        ------
  Balance at end of period                                    $5,741       $5,741       $5,176       $4,575        $3,976
                                                              ======       ======       ======       ======        ======

Ratios:

Net charge-offs to average mortgages                               -     %      -    %       -    %       -   %       .10%

Allowance for loan losses to
 net mortgage loans at December 31:                              .50%         .59%         .63%         .62%          .58%

Allowance for loan losses to mortgage
 loans delinquent 90 days or more at December 31:              12.87x       43.86%       37.50%        5.27x         4.40x



Activity in the allowance for loan losses for the other loan portfolio is summarized as follows, for the years ended December 31:

Other Loan Portfolio Loss Allowance:                            1998         1997         1996         1995          1994
-----------------------------------                             ----         ----         ----         ----          -----
                                                                                   (Dollars in Thousands)
Balance at beginning of period                                 $  139      $  151       $  122       $  109        $  136
Provision for loan losses                                          51          48           40           36             8
Loans charged off                                                 (25)        (72)         (33)         (43)          (40)
Recoveries of loans previously charged off                         18          12           22           20             5
                                                               ------      ------       ------       ------        ------
  Balance at end of period                                     $  183      $  139       $  151       $  122        $  109
                                                               ======      ======       ======       ======        ======

Ratios:

Net charge-offs to average other loans                            .03%        .21%         .04%         .08%          .13%

Allowance for loan losses to
 net other loans at December 31:                                  .80%        .48%         .54%         .42%          .40%

Allowance for loan losses to other
 loans delinquent 90 days or more at December 31:               61.00x      77.22%       43.14%       58.94%        28.24%


                                    DEPOSITS


Deposit balances are summarized as follows at December 31:

                                    1998                        1997                            1996
                                    ----                        ----                            ----

                            Stated                     Stated                         Stated
                             rate        Amount         rate           Amount          rate             Amount
                             ----        ------         ----           ------          ----             ------

                                                        (Dollars in Thousands)

Balance by interest rate:
   Demand                    -  %    $   47,152         -  %       $    33,662            - %        $    1,940
   NOW                      1.24         37,005        2.47             35,401           2.47            36,256
   Money market             2.32         62,747        2.96             77,477           2.96            89,081
   Passbook/statement       2.22        522,671        2.71            546,447           2.71           582,808
   Lease  security          2.22         21,031        2.71             18,683           2.71            17,143

   Certificates:         4.07- 5.00     200,635     4.67- 5.00          44,646        4.14- 5.00        174,155
                         5.01- 6.00     213,121     5.01- 6.00         343,864        5.01- 6.00        187,890
                         6.01- 6.82      19,804     6.01- 6.82          21,023        6.01- 6.82         25,120
                                     ----------                     ----------                       ----------
                                        433,560                        409,533                          387,165
                                     ----------                     ----------                       ----------
Total deposits                       $1,124,166                     $1,121,203                       $1,144,393
                                     ==========                     ==========                       ==========

Time certificates in
 excess of $100,000                  $   48,517                     $   41,551                       $   32,676
                                     ==========                     ==========                       ==========



The following table sets forth the maturity of certificate accounts in amounts of $100,000 or more at December 31:

                                                       1998
                                                       ----
                                                  (In Thousands)

     Three months or less                             $20,893
     Over three months through six months              11,384
     Over six months through twelve months             10,347
     Over twelve months                                 5,893
                                                      -------
                                                      $48,517
                                                      =======


The following table sets forth certain of the Bank's average interest bearing deposit categories and the related average interest rates for the years ended
December 31:

                                       1998                          1997                      1996
                                       ----                          ----                      ----
                                                             (Dollars in Thousands)

                               Amount       Rate              Amount      Rate           Amount       Rate
                               ------       ----              ------      ----           ------       ----

Passbook/statement         $  536,617       2.45%         $  561,975      2.70%        $  598,929     2.72%
Lease security                 19,661       2.42              18,075      2.72             16,662     2.73%
Certificates                  421,359       5.21             397,832      5.22            383,215     5.16
Money Market                   75,475       2.77              83,731      3.04             91,597     3.08
NOW                            34,918       2.10              35,934      2.45             36,338     2.47
                           ----------                     ----------                   ----------
                           $1,088,030       3.52%         $1,097,547      3.63%        $1,126,741     3.57%
                           ==========                     ==========                   ==========

The FDIC, an agency of the U.S. Government, insures each depositor's savings up to $100,000 through the BIF.



Financial Highlights

For the Years Ended December 31:                              1998          1997        1996
-------------------------------                               ----          ----        ----
Return on average assets                                       2.84%        2.42%        1.74%
Return on average equity                                      11.86        10.64         8.05
Dividend payout ratio(1)                                      35.32        37.23        47.24
Average equity to average assets                              23.97        22.72        21.65
Equity to total assets                                        23.59        23.94        22.12
Interest rate spread                                           4.08         3.88         3.90
Net interest margin                                            4.97         4.73         4.68
Non-interest expense to
 average assets                                                1.76         1.79         1.80
Non-performing loans to total loans(2)                          .04         1.32         1.64
Non-performing assets to total assets(2)                        .04          .90          .98
Efficiency ratio(3)                                           35.10        38.27        40.40
Ratio of net interest income to
 non-interest expense                                          2.63x        2.47x        2.44x
Average interest earning assets to
 average interest bearing liabilities                          1.33x        1.31x        1.28x


(1) Dividend payout ratio is calculated by dividing dividends declared per share by net income per share.

(2) See also "Asset Composition and Strategy", included on page 9 in the 1998 Annual Report to Stockholders.

(3) Efficiency ratio is calculated by dividing non-interest expense, excluding ORE expense/(income), by net interest income plus loan fees and service charges.

                                   BORROWINGS

On December 8, 1998, the Bank borrowed $50.0 million from the FHLB-NY at a fixed rate of 5.62% for ten years. Interest expense on FHLB-NY advances for the year ended December 31, 1998 was $185,000. Prior to 1998, the Bank had not borrowed funds for its direct activities since 1984. Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by qualifying mortgage loans owned by the Bank in an amount at least equal to 110% of the advances outstanding.

ITEM 2.  PROPERTIES
         ----------
The Bank conducts its business through 13 full-service branch offices, 10 located in the borough of Queens, one in the borough of Manhattan and one each in Nassau and Suffolk counties. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. (See Notes 9 and 19 to the Consolidated Financial Statements, included on pages 32 and 36, respectively, in the 1998 Annual Report to Stockholders.)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS
                  ------------------

The following table sets forth certain information with respect to each executive officer of the Company who is not also a director of the Company. The
Board of Directors appoints or reaffirms the appointment of all of the Company's
Executive Officers each May. The term of each Executive Officer of the Company is generally one year, or until a respective successor is elected (or appointed).

                                Age at                  Position held
Name                       December 31, 1998           with the Company
----                       -----------------           ----------------
John F. Bennett                  64                    Senior Vice President
Jack Connors                     49                    Senior Vice President
John Conroy                      52                    Senior Vice President
Bernice Glaz                     57                    Senior Vice President
Lawrence J. Kane                 45                    Executive Vice President
Thomas R. Lehmann                48                    Executive Vice President - Chief Financial Officer
Joseph J. Hennessy               56                    Asst. Treasurer/Comptroller

The following table sets forth certain information with respect to each executive officer of the Bank who is not a director of the Bank.

                                Age at                  Position held
Name                       December 31, 1998            with the Bank
----                       -----------------            -------------
John F. Bennett                  64                     Senior Vice President
Jack Connors                     49                     Senior Vice President
John Conroy                      52                     Senior Vice President
Bernice Glaz                     57                     Senior Vice President
Lawrence J. Kane                 45                     Executive Vice President
Thomas R. Lehmann                48                     Executive Vice President - Chief Financial Officer and
                                                        Treasurer/Comptroller

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

Information regarding JSB Financial, Inc. common stock and its price for the 1998 calendar year appears on page 7 of the 1998 Annual Report to Stockholders, portions of which are filed herewith as Exhibit 13.01, under the caption "Quarterly Results" and is incorporated herein by reference.

As  of  February  18,  1999,  JSB  Financial,   Inc.  had  approximately   2,044
shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

During 1998, the Company declared four cash dividends totaling $1.60 per share on its common stock. Although the Company cannot guarantee dividend payments, management expects to continue to pay cash dividends, provided that dividend payments are in the best interest of the Company's stockholders. Certain restrictions exist regarding the amount of dividends that the Company may declare and pay. (See Note 18 to the Consolidated Financial Statements, included on page 36 in the 1998 Annual Report to Stockholders.) Dividends were paid during calendar 1998 to stockholders as follows:

     Declaration Date               Record Date               Payment Date              Dividend Per Share
     -----------------------------------------------------------------------------------------------------
     January 6, 1998                February 4, 1998          February 18, 1998             $.40
     April 14, 1998                 May 6, 1998               May 20, 1998                  $.40
     July 20, 1998                  August 5, 1998            August 19, 1998               $.40
     October 13, 1998               November 4, 1998          November 18, 1998             $.40

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
Selected financial data appears on pages 5 and 6, under the captions "Financial Highlights" and "Selected Financial Data", respectively, of the Company's 1998 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
         -----------------------------------------------------------
See pages 8 through 21, of the Company's 1998 Annual Report to Stockholders, portions of which are filed herewith as Exhibit 13.01.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
Information regarding quantitative and qualitative disclosures about market risk appears on pages 11 through 13 of the Company's 1998 Annual Report to Stockholders, under the caption "Interest Rate Sensitivity Analysis" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
See pages 22 through 44, of the Company's 1998 Annual Report to Stockholders, portions of which are filed herewith as Exhibit 13.01.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES
         ------------------------------------------------------------
None.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee or the Stock Performance Graph and information pertaining thereto, included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

Information presented under the caption "Information With Respect to Nominees and Continuing Directors" on pages 4 and 5 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1999, is incorporated herein by reference. Information concerning Executive Officers who are not Directors of the Company is contained herein on page 34, as an Additional Item in Part I, under the caption Executive Officers, pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
Information included under the captions "Directors' Compensation" and "Executive Compensation" on pages 8 through 11 (excluding the Report of the Compensation Committee on pages 9 and 10) in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
Information included under the captions "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 and 7 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
Information included under the captions "Indebtedness of Management and Transactions with Certain Related Persons" on page 17 in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
(a) 1.  Financial Statements

        The following Consolidated Financial Statements of the Company its subsidiary, Jamaica Savings Bank FSB, and the independent auditors' report thereon, which are included on pages 22 through 44, of the Company's 1998 Annual Report to Stockholders, are filed herewith.

        - Consolidated Statements of Financial Condition at December 31, 1998 and 1997
        - Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998
        - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended December 31, 1998
        - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998
        -  Notes to the Consolidated Financial Statements
        -  Independent Auditors' Report

     The  remaining   information   appearing  in  the  1998  Annual  Report  to
Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

      2. Financial Statement Schedules

        Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1998:  None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K:

Exhibit No.  Description
-----------  -----------
  3.01       Articles of Incorporation                                                        (1)
  3.02       Bylaws (Amended and Restated)                                                    (2)
  4.01       Stock Certificate of JSB Financial, Inc.                                         (1)

             Employment Agreement between the Company and:
 10.01       Park T. Adikes                                                                   (3)
 10.02       Edward P. Henson                                                                 (3)
 10.05       Joanne Corrigan                                                                  (3)

 10.06       Supplemental  Employment  Agreement  entered into on July 9, 1996 between the Company and:
             Park T. Adikes                                                                   (4)
             Edward P. Henson                                                                 (4)
             Joanne Corrigan                                                                  (4)


                                                                                       Continued

Exhibit No.  Description
-----------  -----------
               Employment Agreement between the Bank and:
 10.07         Park T. Adikes                                                                 (3)
 10.08         Edward P. Henson                                                               (3)
 10.10         Joanne Corrigan                                                                (3)
 10.11         John F. Bennett                                                                (3)
 10.12         Jack Connors                                                                   (5)
 10.13         John J. Conroy                                                                 (5)
 10.14         Bernice Glaz                                                                   (5)
 10.15         Thomas R. Lehmann                                                              (5)
 10.16         Lawrence J. Kane                                                               (2)


 10.18         Supplemental Employment Agreement entered into on July 9, 1996 between the Bank and:
               Park T. Adikes                                                                 (4)
               Edward P. Henson                                                               (4)
               Joanne Corrigan                                                                (4)
               John F. Bennett                                                                (4)
               Jack Connors                                                                   (4)
               John J. Conroy                                                                 (4)
               Bernice Glaz                                                                   (4)
               Thomas R. Lehmann                                                              (4)
               Lawrence J. Kane                                                               (4)


               Special Termination  Agreements between the Bank, guaranteed by the Company and:
 10.19         Teresa DiRe-Covello                                                            (3)
 10.20         Joseph J. Hennessy                                                             (3)
 10.21         Philip Pepe                                                                    (6)

 10.22         Supplemental  Special Termination  Agreements entered into on
                July 9, 1996 between the Bank and:
               Teresa DiRe-Covello                                                            (4)
               Joseph J. Hennessy                                                             (4)
               Philip Pepe                                                                    (4)


                                                                                       Continued

Exhibit No.    Description
-----------    -----------
 10.23         Jamaica Savings Bank FSB Benefit Restoration Plan
                    (Amended and Restated)                                                    (7)
 10.24         JSB Financial, Inc. 1990 Incentive Stock Option Plan
                    (Amended and Restated)                                                    (8)
 10.25         JSB Financial, Inc. 1990 Stock Option Plan
                    For Outside Directors (Amended and Restated)                              (8)
 10.26         Jamaica Savings Bank FSB Employee Severance
                    Compensation Plan                                                         (1)
 10.27         Jamaica Savings Bank FSB Outside Directors' Consultation
                    and Retirement Plan                                                       (9)
 10.28         Incentive Savings Plan of Jamaica Savings Bank FSB                             (9)
 10.29         The JSB Financial, Inc. 1996 Stock Option Plan                                (10)
 11.01         Statement regarding computation of per share earnings, filed herewith
 13.01         Portions of the 1998 Annual Report to Stockholders, filed herewith
 23.01         Consent of KPMG LLP, filed herewith
 27.00         Financial Data Schedule for the Period Ended December 31, 1998,
                    filed herewith
 99.01         Form 11-K for calendar year 1998 for the Incentive Savings Plan of
                    Jamaica Savings Bank FSB                                                 (11)



(1)  Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.
(2)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1997.
(3)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1990.
(4)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1996.
(5)  Incorporated herein by reference to Exhibits filed with the Form 10-Q for the Quarter Ended June 30, 1995.
(6)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1993.
(7)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1994.
(8)  Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1992.
(9)  Incorporated herein by reference to Exhibits filed with the Pre-Effective Amendment No.1 to Form S-1,
         Registration No. 33-33821, filed on April 2, 1990.
(10) Incorporated herein by reference to Appendix A (pages 21 through 33) of the Proxy Statement, dated March 29, 1996.
(11) To be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    JSB Financial, Inc.
    -------------------
       (Registrant)



/s/  Park T. Adikes                     3/26/99
------------------------------          -------
     Park T. Adikes
     Chairman of the Board and
     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Park T. Adikes            3/26/99         /s/ Thomas R. Lehmann              3/26/99
-----------------------------  -------         ---------------------------------  -------
     Park T. Adikes                                Thomas R. Lehmann
     Chief Executive Officer                       Chief Financial Officer
     Chairman of the Board                         (Principal Accounting Officer)
     (Director)





/s/  Joseph C. Cantwell        3/26/99         /s/  Cynthia Gibbons               3/26/99
-----------------------------  -------         ---------------------------------  -------
     Joseph C. Cantwell                             Cynthia Gibbons
     Director                                       Director



/s/  James E. Gibbons, Jr.     3/26/99         /s/  Edward P. Henson              3/26/99
-----------------------------  -------         ---------------------------------  -------
     James E. Gibbons, Jr.                          Edward P. Henson
     Director                                       President and Director



/s/  Richard W. Meyer          3/26/99
-----------------------------  -------
     Richard W. Meyer
     Director
