Form 10-Q
period 1999-03-31
JSB FINANCIAL INC
filed 1999-05-13
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------
                         COMMISSION FILE NUMBER 1-13157
                                                -------
                               JSB FINANCIAL, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED ON ITS CHARTER)


                 DELAWARE                             11-3000874
         -------------------------------         --------------------
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

                                 [X] YES   [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                          OUTSTANDING AT MAY 12, 1999
---------------------                          ---------------------------
   $.01 PAR VALUE                                      9,310,116


                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              Number
                                                                                                              ------

ITEM 1.           Financial Statements - Unaudited

                  Consolidated Statements of Financial Condition at
                   March 31, 1999 and December 31, 1998                                                        3

                  Consolidated Statements of Operations for the Three
                   Months Ended March 31, 1999 and March 31, 1998                                              4

                  Consolidated Statement of Stockholders' Equity for
                   the Three Months Ended March 31, 1999                                                       5

                  Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and March 31, 1998                                              6 -  7

                  Notes to the Consolidated Financial Statements                                               8 -  9

ITEM 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                              10 - 17

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                                  18 - 20



                           PART II - OTHER INFORMATION

ITEM 1            Legal Proceedings                                                                           21

ITEM 2.           Changes in Securities                                                                       21

ITEM 3.           Defaults Upon Senior Securities                                                             21

ITEM 4.           Submission of Matters to a Vote of Security Holders                                         21

ITEM 5.           Other Information                                                                           21

ITEM 6.           Exhibits and Reports on Form 8-K                                                            21

                  Signatures                                                                                  22

                  Exhibit Index                                                                               23

                  Exhibit 11.00  Statement Re: Computation of Per Share Earnings                              24

                  Exhibit 27.00  Financial Data Schedule for the Three Months Ended March 31, 1999            25



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                   1999                   1998
                                                                                  ---------           ------------

ASSETS
------
Cash and due from banks                                                         $   12,641            $   13,849
Federal funds sold                                                                  46,000                99,000
                                                                                ----------            ----------
     Cash and cash equivalents                                                      58,641               112,849

Securities available-for-sale, at estimated fair value                              80,196                83,592
Securities held-to-maturity, net (estimated fair value of
 $246,458 and $208,906, respectively)                                              246,208               208,457
Other investments                                                                   10,833                 8,922
Mortgage loans, net                                                              1,156,725             1,146,915
Other loans, net                                                                    21,436                22,744
Premises and equipment, net                                                         18,734                18,340
Interest due and accrued                                                             8,998                 8,773
Real estate held for sale and Other real estate ("ORE")                                445                   785
Other assets                                                                        10,932                10,272
                                                                                ----------            ----------
             Total Assets                                                       $1,613,148            $1,621,649
                                                                                ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                        $1,119,444            $1,124,166
Federal Home Loan Bank of New York ("FHLB-NY") advances                             50,000                50,000
Advance payments for real estate taxes and insurance                                25,572                13,993
Official bank checks outstanding                                                     6,238                11,604
Deferred tax liability, net                                                         24,539                25,476
Accrued expenses and other liabilities                                              17,180                13,934
                                                                                ----------            ----------
              Total Liabilities                                                  1,242,973             1,239,173
                                                                                ----------            ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                    --
Common stock ($.01 par value, 65,000,000 shares authorized;
 16,000,000 issued; 9,289,462 and 9,505,923 outstanding,
 respectively)                                                                         160                   160
Additional paid-in capital                                                         169,802               168,663
Retained income, substantially restricted                                          340,189               337,474
Accumulated other comprehensive income:
   Net unrealized gain on securities available-for-sale, net of tax                 38,963                40,871
Common stock held by Benefit Restoration Plan Trust, at cost
 (196,823 and 193,723 shares, respectively)                                         (4,758)               (4,477)
Common stock held in treasury, at cost (6,710,538 and 6,494,077
 shares, respectively)                                                            (174,181)             (160,215)
                                                                                ----------            ----------
              Total Stockholders' Equity                                           370,175               382,476
                                                                                ----------            ----------
              Total Liabilities and Stockholders' Equity                        $1,613,148            $1,621,649
                                                                                ==========            ==========

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               ------------------------
                                                                                               1999                1998
                                                                                               ------------------------
Interest Income
---------------
Mortgage loans, net                                                                           $22,957           $20,541
Debt and equity securities, net                                                                 1,928             3,605
Collateralized mortgage obligations and  mortgage-backed securities, net                        1,543             1,539
Other loans, net                                                                                  370               508
Federal funds sold                                                                                876             1,205
                                                                                              -------           -------
  Total Interest Income                                                                        27,674            27,398
                                                                                              -------           -------

Interest Expense
----------------
Deposits                                                                                        8,719             9,642
FHLB-NY advances                                                                                  693                 -
                                                                                              -------           -------
  Total Interest Expense                                                                        9,412             9,642
                                                                                              -------           -------
  Net Interest Income                                                                          18,262            17,756
Provision for  Loan Losses                                                                          7                14
                                                                                              -------           -------
  Net Interest Income After Provision for Loan Losses                                          18,255            17,742
                                                                                              -------           --------

Non-Interest Income
-------------------
Real estate operations, net                                                                       575                77
Loan fees and service charges                                                                   1,387               527
Recovery of prior period expenses for troubled loans                                                -             1,000
Miscellaneous income                                                                               17                52
                                                                                              -------           -------
  Total Non-Interest Income                                                                     1,979             1,656
                                                                                              -------           -------

Non-Interest Expense
--------------------
Compensation and benefits                                                                       4,096             3,794
Occupancy and equipment expenses, net                                                           1,379             1,286
Federal deposit insurance premiums                                                                 35                36
Other general and administrative                                                                1,716             1,670
                                                                                              -------           -------
  Total Non-Interest Expense                                                                    7,226             6,786
                                                                                              -------           -------

Income Before Provision for Income Taxes                                                       13,008            12,612
Provision for Income Taxes                                                                      5,529             4,948
                                                                                              -------          --------
Net Income                                                                                    $ 7,479          $  7,664
                                                                                              =======          ========

Earnings and Cash Dividends Per Common Share:
---------------------------------------------
  Basic earnings per common share                                                             $   .80          $    .78
                                                                                              =======          ========
  Diluted earnings per common share                                                           $   .78          $    .75
                                                                                              =======          ========
  Basic weighted average common shares                                                          9,385             9,886
                                                                                              =======          ========
  Diluted weighted average common & dilutive potential shares                                   9,613            10,202
                                                                                              =======          ========
  Cash dividends per common share                                                             $   .45          $    .40
                                                                                              =======          ========

Comprehensive Income:
---------------------
Net Income                                                                                    $ 7,479          $  7,664
Other comprehensive income, net of tax
  Net unrealized (depreciation) appreciation in securities                                     (1,908)            4,562
                                                                                              -------          --------
Comprehensive Income                                                                          $ 5,571          $ 12,226
                                                                                              =======          ========

See accompanying notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          THREE MONTHS ENDED
                                                                                             MARCH 31, 1999
                                                                                          ------------------

Common Stock (Par value: $.01)
------------------------------
Balance at beginning and end of period                                                      $         160
                                                                                            -------------

Additional Paid-in Capital
--------------------------
Balance at beginning of period                                                                    168,663
  Net allocation of common stock for Benefit Restoration Plan                                         281
  Tax benefit for stock plans                                                                         809
  Issuance of common stock for Director's compensation                                                 49
                                                                                            -------------
Balance at end of period                                                                          169,802

Retained Income, Substantially Restricted
-----------------------------------------
Balance at beginning of period                                                                    337,474
  Net income                                                                                        7,479
  Loss on reissuance of treasury stock                                                               (491)
  Cash dividends on common stock ($.45)                                                            (4,273)
                                                                                            -------------
Balance at end of period                                                                          340,189

Accumulated Other Comprehensive Income:
---------------------------------------
Balance at beginning of period                                                                     40,871
  Net unrealized depreciation in securities
    available-for-sale, net of tax benefit of $1,487                                               (1,908)
                                                                                            -------------
Balance at end of period                                                                           38,963
                                                                                            -------------

Common Stock Held by Benefit Restoration Plan Trust, at Cost
------------------------------------------------------------
Balance at beginning of period                                                                     (4,477)
  Common stock acquired                                                                              (359)
  Common stock distributed                                                                             78
                                                                                            -------------
Balance at end of period                                                                           (4,758)

Common Stock Held in Treasury, at Cost
--------------------------------------
Balance at beginning of period                                                                   (160,215)
  Common stock reacquired                                                                         (15,490)
  Common stock reissued for options exercised                                                       1,483
  Common stock reissued for Director's compensation                                                    41
                                                                                            -------------
Balance at end of period                                                                         (174,181)

Total Stockholders' Equity                                                                  $     370,175
                                                                                            =============


See accompanying notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ------------------------------------------
                                                                                    1999                       1998
                                                                                ------------------------------------------

Cash flows from operating activities
------------------------------------
Net income                                                                      $   7,479                   $   7,664
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for  loan losses                                                              7                          14
Decrease in deferred loan fees and discounts, net                                    (327)                        (27)
Accretion of discount less than (in excess of) amortization of premium on mortgage-backed securities ("MBS") and collateralized
 mortgage loans ("CMOs")                                                               37                         (30)
Accretion of discount in excess of amortization of premium
 on debt securities                                                                    (4)                        (45)
Depreciation and amortization of premises and equipment                               622                         489
Mortgage loans originated for sale                                                   (156)                          -
Proceeds from sale of mortgage loans originated for sale                              251                           -
Gain on sale of mortgage and other loans                                                -                          (4)
Tax benefit for stock plans credited to capital                                       809                       1,113
Increase in interest due and accrued                                                 (225)                       (457)
Decrease in official bank checks outstanding                                       (5,366)                     (2,284)
Other, net                                                                          3,227                       3,159
                                                                                ---------                   ---------
  Net cash provided by operating activities                                         6,354                       9,592
                                                                                ---------                   ---------

Cash flows from investing activities
------------------------------------
Loans originated:
  Mortgage loans                                                                  (40,825)                    (50,033)
  Other loans                                                                      (2,624)                     (4,314)
Purchases of CMOs held-to-maturity                                                (40,224)                    (20,027)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                              (125,000)                    (75,000)
Principal payments on:
  Mortgage loans                                                                   31,247                       7,636
  Other loans                                                                       3,895                       4,864
  CMOs                                                                             17,115                      21,180
  MBS                                                                                 325                         325
Proceeds from maturities of U.S. Government and
 federal agency securities                                                        110,000                     110,000
Proceeds from sale of other loans                                                      30                         445
Purchases of FHLB-NY stock                                                         (1,911)                     (1,277)
Purchases of premises and equipment, net of disposals                              (1,016)                       (990)
Net decrease in investment in real estate holdings                                    340                         371
                                                                                ---------                   ---------
 Net cash used by investing activities                                            (48,648)                     (6,820)
                                                                                ---------                   ---------


                                                                                                            Continued


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ------------------------------------------
                                                                                    1999                    1998
                                                                                ------------------------------------------

Cash flows from financing activities
------------------------------------
Net (decrease) increase in deposits                                                (4,722)                     6,420
Increase in advance payments for real estate
 taxes and insurance                                                               11,579                     13,035
Proceeds upon exercise of common stock options                                        992                        754
Cash dividends paid to common stockholders                                         (4,273)                    (3,967)
Payments to repurchase common stock                                               (15,490)                    (5,441)
                                                                                ---------                   --------
 Net cash (used by) provided by financing activities                              (11,914)                    10,801
                                                                                ---------                   --------

Net (decrease) increase in cash and cash equivalents                              (54,208)                    13,573
Cash and cash equivalents at beginning of year                                    112,849                     74,924
                                                                                ---------                   --------
Cash and cash equivalents at end of quarter                                     $  58,641                   $ 88,497
                                                                                =========                   ========


























See accompanying notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------
The financial information for JSB Financial, Inc. (the "Company") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the 1998 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1998, has been prepared by management without an audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1998, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim periods. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1998.

2.  Impact of New Accounting Standard Not Yet Adopted
-----------------------------------------------------
In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

3.  Debt and Equity Securities
------------------------------

The following tables set forth information regarding the Company's debt and equity securities as of:


                                                              March 31, 1999                December 31, 1998
                                                     -------------------------------    ------------------------

                                                     Amortized Cost/    Estimated        Amortized Cost/     Estimated
                                                     Carrying Value     Fair Value       Carrying Value      Fair Value
                                                     --------------     ----------       --------------      ----------
                                                                                (In Thousands)
Held-to-Maturity
----------------
U.S. Government and federal
 agency securities                                     $125,000         $124,986            $109,996         $110,026

CMOs, net                                               118,862          118,941              95,790           95,997

MBS, net                                                  2,346            2,531               2,671            2,883
                                                       --------         --------            --------         --------
Total Securities held-to-maturity                      $246,208         $246,458            $208,457         $208,906
                                                       ========         ========            ========         ========


                                                                       Estimated                            Estimated
                                                                      Fair Value/                          Fair Value/
                                                          Cost        Carrying Value           Cost        Carrying Value
                                                          ----        --------------           ----        --------------
                                                                                (In Thousands)
Available-for-Sale
------------------
Marketable equity securities                           $ 10,869         $ 80,196            $ 10,869         $  83,592
                                                       ========         ========            ========         =========



4.  Subsequent Events
---------------------
On April 13, 1999, the Company's Board of Directors declared a $.45 per share dividend on its common stock. The dividend is to be paid on May 19, 1999, to stockholders of record on May 5, 1999, and will total approximately $4.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

General/Financial Condition
---------------------------
JSB Financial, Inc. is a Delaware-chartered savings and loan holding company, which owns 100% of the outstanding common stock of Jamaica Savings Bank FSB. The Company's assets, including the assets of the Bank, totaled $1.61 billion at March 31, 1999. In addition to the Company's investment in the Bank, at March 31, 1999, the Company had $16.0 million in money market investments and $25.0 million in short-term federal agency securities.

Asset Quality
-------------
The Bank's non-performing assets may include: (1) loans which are 90 days or more in arrears; (2) loans which have been placed on non-accrual status; (3) ORE; and (4) any other investments on which the collection of contractual principal and interest is questionable. At March 31, 1999, the Bank's non-performing assets, which totaled $676,000, included: non-performing loans of $456,000 and ORE of $220,000. The ratio of non-performing assets to total assets was .04% at both March 31, 1999 and December 31, 1998, respectively. The ratio of non-performing loans to total loans at both March 31, 1999 and December 31, 1998 was .04%, well below industry averages. (See Non-performing/Non-accrual Table, herein.)

Year 2000 Issues
----------------
The following discussion and tables contain certain forward-looking information with respect to management's expectations for implementation and compliance with year 2000 ("Y2K") issues and requirements. Management has analyzed the Company's internal and outsourced computer hardware, operating systems and applications, both information technology systems and non-information technology systems, such as telephone, air conditioning, electrical, etc. The actual readiness of these systems may differ materially from what is presented below. Factors that may cause differences between anticipated Y2K readiness and actual Y2K readiness include failure of outside vendors to provide upgrades on a timely basis, and/or failure of the Bank's hardware, operating systems and applications to meet Y2K readiness requirements as planned. In addition, the actions of depositors and borrowers in anticipation of Y2K complications may adversely impact the Company, regardless of the Company's actual state of Y2K readiness.

The Company completed its assessment of all of its critical computer systems by September 30, 1997, which included both information technology systems and non-information technology systems. In January 1999, for reasons unrelated to Y2K, the Bank substantially replaced its mainframe system with a Windows NT(R) Client/Server system. This new system had Y2K capabilities built into its design. All of the Bank's system upgrades and/or programming changes have been made within the normal course of business, therefore, no material costs specific to attaining Y2K capability have been incurred. In accordance with Y2K disclosure requirements, the Company has analyzed the cost impact of Y2K compliance issues and does not expect related future costs to be material to the Company's future results of operations or financial condition.

A member of the Bank's senior management has inventoried all of the Bank's hardware and software programs and has contacted all outside vendors inquiring as to the status of Y2K compliance. Management is not aware of any vendor who does not expect to be Y2K compliant and will continue to require updates from all vendors who are not yet Y2K compliant. The Bank has many non-critical applications, which will be tested for Y2K compliance during 1999, encompassing the majority of the dates outlined by the Federal Financial Institutions Examination Council.

The Company believes the required upgrades and testing will ensure completion of the Y2K project by September 1999. However, given the broad spectrum of potential Y2K problems, including the ultimate state of readiness of the Company's local utilities and other third parties, including governmental and quasi-governmental agencies on which the Company relies, a vast amount of uncertainty remains with respect to the actual affect of Y2K. Like all other financial institutions, a failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations and financial condition. In addition, the long term effect of poorly managing Y2K problems that may arise, or failure of critical computer systems to be Y2K compliant could result in a decline in business, depositors and confidence in the Company. The Company's Y2K project was designed and is expected to significantly reduce the Company's level of uncertainty about internal and external Y2K implications. Should the Company face Y2K liability, the Company's Directors and Officers Errors and Omissions Insurance Policy may provide some indemnification.

The following table presents the Company's Y2K renovation and testing status indicating the Company's state of readiness regarding its critical computer systems, as they pertain to the Company as of May 11, 1999.

                               Hardware                 Operating Systems              Application
                               --------                 -----------------              -----------
System                  Renovated       Tested         Renovated      Tested        Renovated   Tested
------                  ---------       ------         ---------      ------        ---------   ------
Relational Data Base(1)    Yes          Yes            Yes             Yes           Yes          Yes
Local Area Network         Yes          Yes            Yes             Yes           Yes       In Progress
Accounting Systems         Yes          Yes            Yes             Yes           Yes          Yes
Check Processing           Yes       In Progress       Yes          In Progress      Yes       In Progress
ATMs                       Yes          Yes            Yes             Yes           Yes          Yes
NYCE                       Yes          Yes            Yes             Yes           Yes          Yes

(1) During January 1999, the Company replaced its mainframe with a relational data base system, which now supports all of the critical applications previously supported by the mainframe system. Only non-critical applications remain supported by the mainframe system.


The following table presents the Company's Y2K contingency plan for the Bank's systems which are identified as critical, should they fail to meet Y2K compliance deadlines, or ultimately fail to be Y2K compliant in the future.

System                     Contingency Plan
------                     ----------------
Relational  Data Base      No  contingency  plan is considered  necessary
Local Area Network         No contingency plan is considered necessary
Accounting system          Use manual system
Check  Processing          Manual  processing
ATMs                       Customers to use branches
NYCE                       Customers to use the Bank's ATM's or branches

Loan Delinquency Table
----------------------

At March 31, 1999 and December 31, 1998, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                               90 Days and Over
                                                            ----------                               ----------------
                                                        Number         Principal                   Number         Principal
                                                         of             balance                     of             balance
                                                        loans           of loans                   loans           of loans
                                                        -----           --------                   -----           --------
                                                                               (Dollars in Thousands)
At March 31, 1999:
------------------
  Delinquent loans:
     Guaranteed(1)                                         3             $   96                       9          $     237
     Non-guaranteed                                        1                 19                       3                219
                                                         ---             ------                     ---          ---------
                                                           4             $  115                      12          $     456
                                                         ===             ======                     ===          =========
Ratio of delinquent loans
 to total loans                                                 .01%                                       .04%

At December 31, 1998:
---------------------
  Delinquent loans
     Guaranteed(1)                                        11             $  212                      10          $     233
     Non-guaranteed                                        5                 63                       5                216
                                                         ---             ------                     ---          ---------
                                                          16             $  275                      15          $     449
                                                         ===             ======                     ===          =========
Ratio of delinquent loans
 to total loans                                                 .02%                                       .04%

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

Non-performing/Non-accrual Table
--------------------------------

The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at the dates indicated:

                                                                          March 31,              December 31,
                                                                            1999                     1998
                                                                            ----                     ----
                                                                                    (In Thousands)
Mortgage loans:
Non-accrual loans                                                        $     213                  $     213
Accruing loans 90 or more days overdue (1)                                     237                        233
                                                                         ---------                  ---------
     Total                                                                     450                        446
                                                                         ---------                  ---------

Other loans:
Non-accrual loans                                                               --                         --
Accruing loans 90 or more days overdue:
   Student loans                                                                --                         --
   Consumer loans                                                                6                          3
                                                                         ---------                  ---------
     Total                                                                       6                          3
                                                                         ---------                  ---------

Total non-performing loans:
   Non-accrual                                                                 213                        213
   Accruing loans 90 days or more overdue                                      243                        236
                                                                         ---------                  ---------
     Total                                                               $     456                  $     449
                                                                         =========                  =========


Non-accrual loans to total loans                                               .02%                       .02%

Accruing loans 90 or more days overdue
 to total loans                                                                .02                        .02

Non-performing loans to total loans                                            .04                        .04

(1) Represents only seasoned FHA and VA loans, which are guaranteed. Management does not believe that these loans, including those in arrears, present any significant collection risk to the Bank.


Information  regarding  impaired  loans  at or for  the  year  to  date  periods indicated is as follows:
                                                                       March 31,        March 31,         December 31,
                                                                        1999              1998               1998
                                                                        ----              ----               ----
                                                                                 (Dollars in Thousands)
Impaired loans
--------------
Number of loans                                                            1                 1                  1
Balance of impaired loans                                                213            12,754                213
Average balance for the year to date period ended                        213            12,754              5,491
Interest income recorded for the year to date periods ended                0               197                397
Unrecorded interest on impaired loans                                      4                98                509


There were no loans included in the above table that were modified in a trouble debt restructure ("TDRs"). TDRs other than those classified as impaired and/or non-accrual loans, were $1,859,000 and $1,842,000 at March 31, 1999 and December 31, 1998, respectively. Interest forfeited attributable to these loans was $20,600 and $15,500 for the three months ended March 31, 1999 and 1998, respectively.

Loan Loss Activity Table
------------------------
Activity in the allowance  for loan losses for the mortgage  loan  portfolio and the other loan  portfolio  are  summarized  for the three months ended March 31,
1999 and the year ended December 31, 1998, as follows:


                                                                       March  31,                      December 31,
                                                                          1999                             1998
                                                                          ----                             ----
                                                                                   (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                          $  5,741                          $  5,741
Provision for  loan losses                                                    --                                --
Loans charged off                                                             --                                --
Recoveries of loans previously charged off                                    --                                --
                                                                        --------                          --------
Balance at end of period                                                $  5,741                          $  5,741
                                                                        ========                          ========


Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                          --%                               --%
Allowance for  loan losses to
 net mortgage loans                                                          .50                               .50
Allowance for  loan losses to
 mortgage loans delinquent 90 days or more                                 12.76x                            12.87x


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                          $    183                          $    139
Provision for  loan losses                                                     7                                51
Loans charged off                                                             (3)                              (25)
Recoveries of loans previously charged off                                    14                                18
                                                                        --------                          --------
Balance at end of period                                                $    201                          $    183
                                                                        ========                          ========

Ratios for Other Loan Portfolio:
--------------------------------
Net charge-offs to average other loans                                     (.05)%                              .03%
Allowance for  loan losses to
 net other loans                                                             .94                               .80
Allowance for  loan losses to
 other loans delinquent 90 days or more                                    33.50x                            61.00x


Liquidity and Capital Resources
-------------------------------
The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds is deposits. Liquidity is provided by proceeds from maturities of and interest payments on debt securities, principal and interest payments on mortgage loans, CMOs and other loans. Overall liquidity is affected by the Company's operating, financing and investing activities, as well as the interest rate environment, economic conditions and competition.

The Company's overall asset/liability structure and level of non-performing assets affects interest rate spreads and margins, which are considered key measures of the Company's financial performance. As deposits continue to decrease and migrate into higher cost term accounts, and if additional long-term advances from the FHLB-NY are taken, interest rate spreads and margins are likely to decline. In determining whether additional advances will be taken, management will assess deposit levels and trends, loan demand, the Company's overall liquidity and other market conditions in the future.

During the three months ended March 31, 1999, the $125.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds in investing activities. Mortgage originations for the portfolio, substantially all of which were at fixed rates, for the three months ended March 31, 1999 were $40.8 million, compared to $50.0 million for the three months ended March 31, 1998. CMO purchases for the first quarter of 1999 were $40.2 million, compared to $20.0 million for the first quarter of 1998. During the first quarter of 1999, maturities of U.S. Government and federal agency securities generated $110.0 million, the most significant cash inflow from investment activities, followed by principal payments on mortgage loans and CMOs of $31.2 million and $17.1 million, respectively. The $15.5 million cost of repurchasing the Company's common stock represented the most significant use of funds in financing activities for the first quarter of 1999. The increase in cash used for dividend payments reflected the increase in dividends paid per share to $.45 for the first three months of 1999, compared to $.40 per share for the first three months of 1998.

Management monitors deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies to meet targeted objectives in various interest rate scenarios. Interest rate spread, net interest margin, liquidity, and related asset quality are some of the key measures of financial performance that management considers. The Bank's assets are structured such that the gradual decline in deposits has not materially affected the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management remains focused on providing quality customer service as its primary strategy for maintaining its relationships with its depositors.

The Bank attempts to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets are the primary contributors for the continued decline in deposits over the past several years. Management decided to allow deposits to decline, rather than offer rates that would result in lowering net income or necessitate modifying the Bank's existing investment structure and credit quality standards. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. Historically the highest percentage of the Bank's deposits have been in passbook accounts; however, the trend of deposit shifts has continued to be out of passbook accounts and into certificate of deposit accounts ("CDs"). At March 31, 1999, deposits were comprised as follows: passbook accounts 46.0%, CDs 39.1%, money market accounts 6.6%, negotiable order of withdrawal ("NOW") accounts 3.2%, non-interest bearing checking accounts 3.2% and lease security accounts 1.9%. While the Company cannot predict the future direction of deposits, management expects the current trend to continue provided that, among other factors, the low interest rate environment continues.

The net decrease in deposits of $4.7 million to $1.119 billion at March 31, 1999, from $1.124 billion at December 31, 1998, reflected decreases of $10.6 million in non-interest bearing checking accounts, $8.2 million in passbook accounts and $1.6 million in NOW accounts, partially offset by increases in money market accounts, CDs and lease security accounts of $11.1 million, $4.3 million and $258,000, respectively.

The Company repurchased 277,300 shares of its common stock during the three months ended March 31, 1999, pursuant to its eleventh stock repurchase program (the "Eleventh Program"), which began on October 16, 1998. Under the Eleventh Program, 412,400 shares of the 900,000 shares targeted for repurchase were acquired at an aggregate cost of $22.6 million, or an average price of $54.76 per share through March 31, 1999. The Company reissued 59,183 shares of treasury stock for common stock options exercised and reissued 1,656 shares of treasury stock for Director's compensation during the three months ended March 31, 1999.

On January 5, 1999, the Company's Board of Directors declared a cash dividend of $.45 per share to stockholders of record on February 3, 1999. The dividend payment, which totaled $4.3 million, was made on February 17, 1999.

Regulations
-----------
As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: tangible capital ratio of 1.50%, leverage ratio (or "core capital") of 3.00% (4.00%, pursuant to the OTS Prompt Corrective Action Regulations), and a risk-based assets capital ratio of 8.00%. The Bank's capital ratios at March 31, 1999 were as follows:

                                                               Percentage                      Dollars
                                                               ----------                      -------
                                                                                         (In Thousands)

      TANGIBLE CAPITAL
        Required                                                   1.50%                    $  22,859
        Actual                                                    18.66                       284,310
                                                                  -----                     ---------
         Excess                                                   17.16%                    $ 261,451
                                                                  =====                     =========

      CORE CAPITAL
        Required                                                   3.00%                    $  45,718
        Actual                                                    18.66                       284,310
                                                                  -----                     ---------
         Excess                                                   15.66%                    $ 238,592
                                                                  =====                     =========

      RISK BASED CAPITAL
        Required                                                   8.00%                    $  99,270
        Actual                                                    24.93                       309,353
                                                                  -----                     ---------
          Excess                                                  16.93%                    $ 210,083
                                                                  =====                     =========



Comparison of Operating Results for the Three Months Ended
  March 31, 1999 and 1998
--------------------------------------------------------------------------------

Net income for the three months ended March 31, 1999, was $7.5 million, or $.80 per basic share ($.78 per diluted share) compared with $7.7 million, or $.78 per basic share ($.75 per diluted share), for the three months ended March 31, 1998.

Net interest income for the three months ended March 31, 1999, was $18.3 million, compared to $17.8 million for the three months ended March 31, 1998. The increase in net interest income reflects a $276,000 increase in interest income and a $230,000 decrease in interest expense. Comparing the quarter ended March 31, 1999 to the quarter ended March 31, 1998, the annualized yield on interest earning assets decreased to 7.41%, from 7.60%; average interest earning assets increased by $51.4 million; the cost of interest bearing deposits decreased to 3.25% from 3.55%; the $50.0 million of funds borrowed from the FHLB-NY resulted in a 3.35% cost of funds for the current quarter. Average interest bearing deposits were $1.072 billion for the quarter ended March 31, 1999, compared to $1.087 billion for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, the interest rate spread remained relatively unchanged at 4.06%, compared to 4.05% for the quarter ended March 31, 1998. The net interest margin decreased to 4.89% for the current quarter, compared to 4.92% for the first quarter of 1998.

Income earned on mortgage loans increased by 11.8%, to $23.0 million for the three months ended March 31, 1999, compared to $20.5 million for the first quarter of 1998, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 8.00% for the quarter ended March 31, 1999, from 8.28% for the quarter ended March 31, 1998, reflecting originations at the lower market rates.

For the three months ended March 31, 1999 income from debt and equity securities decreased by $1.7 million, or 46.5%, to $1.9 million from $3.6 million for the three months ended March 31, 1998. This decrease was the result of a decrease in the average investment in U.S. Government and federal agency securities and other investments of $91.5 million, or 39.0%, to $143.2 million, compared to $234.7 million for the three months ended March 31, 1998. The annualized yield on the debt and equity securities portfolio decreased to 5.39% for the three months ended March 31, 1999 from 6.14% for the three months ended March 31, 1998. The debt and equity securities portfolio activity for the current period included purchases of $125.0 million and maturities of $110.0 million, compared with purchases of $75.0 million and maturities of $110.0 million for the quarter ended March 31, 1998.

For the quarter ended March 31, 1999, income on CMOs increased slightly, by 2.6%, to $1.5 million, with an annualized yield of 5.72%, from income of $1.4 million with an annualized yield of 6.16% for the quarter ended March 31, 1998. During the first quarter of 1999, the Bank received principal payments of $17.1 million on CMOs, compared with principal payments of $21.2 million for the quarter ended March 31, 1998. CMO purchases during the quarter ended March 31, 1999 totaled $40.2 million, compared to purchases of $20.0 million for the quarter ended March 31, 1998. The Bank did not sell any CMOs during either period.

Income on federal funds sold decreased by $329,000, or 27.3%, to $876,000 for the quarter ended March 31, 1999 from $1.2 million for the quarter ended March 31, 1998. This decrease resulted from a decrease in the average investment in federal funds of $14.6 million to $75.0 million for the current period, compared with $89.6 million for the quarter ended March 31, 1998. The annualized yield on federal funds sold decreased to 4.67% for the current quarter, compared to 5.38% for the quarter ended March 31, 1998.

Interest expense on deposits decreased by $923,000 to $8.7 million for the quarter ended March 31, 1999, compared to $9.6 million for the quarter ended March 31, 1998. Average interest bearing deposits decreased by $14.6 million, to $1.072 billion for the three months ended March 31, 1999, compared to $1.087 billion for the three months ended March 31, 1998, and the average rate paid on interest bearing deposits decreased to 3.25% from 3.55% for the comparative quarter in 1998.

On December 8, 1998, the Bank borrowed $50.0 million from the FHLB-NY, in the form of a fixed rate ten year non-amortizing advance. Interest expense on the FHLB-NY advance for the first quarter of 1999 was $693,000, reflecting an interest rate of 5.62%. The Bank did not have any borrowed funds during the first quarter of 1998.

The provision for loan losses for the quarter ended March 31, 1999 was $7,000, compared to $14,000 for the first quarter of 1998, comprised entirely of provisions against the other loan portfolio. Based on management's internal loan review analysis, no additions to the mortgage allowance were considered necessary during the first quarter of 1999 or the year ending December 31, 1998. Management will continue to monitor the performance of the loan portfolios and may adjust allowances accordingly.

Total non-interest income for the three months ended March 31, 1999, increased to $2.0 million from $1.7 million for the three months ended March 31, 1998, a net increase of $323,000, or 19.5%. Non-interest income for the 1998 period included a $1.0 million recovery of prior period expenses, received as part of a settlement on a $12.8 million underlying cooperative mortgage loan. Loan fees and service charges increased by $860,000, to $1.4 million for the first quarter of 1999, compared to $527,000 for the first quarter of 1998, primarily reflecting an increase in mortgage loan prepayment penalties for large mortgage loan satisfactions. Real estate operations increased by $498,000, or 6.5 times, to $575,000 for the three months ended March 31, 1999, compared to $77,000 for the three months ended March 31,1998, reflecting gains of $443,000 on condominium apartments sold, which were carried at zero value.

Non-interest expense increased to $7.2 million, or 6.5%, during the quarter ended March 31, 1999, from $6.8 million for the quarter ended March 31, 1998. This increase was primarily the result of a $302,000 increase in compensation and benefit expense, reflecting salary adjustments and increases in the cost of benefits.

The provision for income taxes increased by $581,000, or 11.7%, to $5.5 million for the three months ended March 31, 1999, from $4.9 million for the three months ended March 31, 1998. This increase reflected the $396,000 increase in pre-tax income accompanied by an increase in the Company's effective tax rate to 42.5% for the quarter ended March 31, 1999, from 39.2% for the quarter ended March 31, 1998. During 1998, the Company realized tax benefits in connection with an operating subsidiary, which were not realized during the first quarter of 1999, as the subsidiary was liquidated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Sensitivity Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth, as of March 31, 1999, repricing information on earning assets and interest bearing liabilities. The data reflects estimated principal amortization and prepayments on mortgage loans based on historical performance. Approximate prepayment rate assumptions for fixed rate one-to four-family mortgage loans and MBS are based upon the remaining term to contractual maturity as follows: (a) 26% if less than six months; (b) 11% if six months to one year, three to five years and for five to ten years; (c) 8% if one to three years; (d) 9% if ten to twenty years; and (e) 17% if beyond 20 years. Adjustable-rate mortgages are assumed to prepay at 15% and second mortgages at 18%. All other fixed rate first mortgage loans are assumed to prepay at 3%. All deposit accounts, which are subject to immediate withdrawal/repricing, except CDs, are assumed to reprice in the earliest period presented. Marketable equity securities and other investments which do not have a fixed maturity date or a stated yield, are reflected as repricing in the more than five years category. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. While management regularly reviews the Company's gap analysis, the gap is considered an analytical tool, which has limited value.


                                                                    At March 31, 1999
                                                                    -----------------

                                                 More         More        More         More
                                                 Than         Than        Than         Than
                                                 1 Year      2 Years     3 Years      4 Years      More
                                      1 Year       to          to           to           to        Than
                                      or Less    2 Years     3 Years     4 Years      5 Years     5 Years    Total
                                   ---------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Interest earning assets:
  Mortgage loans, net 1            $  49,151   $  65,182   $  68,482   $ 104,139   $  71,345   $ 804,167   $1,162,466
    Average interest rate               8.58%       8.66%       8.80%       8.15%       8.01%       7.47%
  U.S. Government and federal
   agency securities, net            125,000           -           -           -           -           -      125,000
    Average interest rate               4.76%          -           -           -           -           -
  Marketable equity securities
   and other investments, net 2            -           -           -           -           -      91,029       91,029
    Average interest rate                  -           -           -           -           -         N/A
  CMOs, net                                -           -           -           -       4,181     114,681      118,862
    Average interest rate                  -           -           -           -        5.75%       5.98%
  MBS, net                                 6         372           -           -           -       1,968        2,346
    Average interest rate              12.25%      10.50%          -           -           -        9.64%
  Other loans, net 1                   8,647       1,273       1,534       1,524       1,367       7,292       21,637
    Average interest rate               4.68%       8.26%       8.02%       7.81%       7.72%       8.19%
  Federal funds sold                  46,000           -           -           -           -           -       46,000
    Average interest rate               4.96%          -           -           -           -           -
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------


    Total interest earning assets    228,804      66,827      70,016     105,663       76,893  1,019,137    1,567,340
                                   ----------  ----------  ----------  ----------  ----------- ----------  ----------

Interest bearing deposit accounts:
  Passbook                           514,497           -           -           -            -          -      514,497
    Average interest rate               2.22%          -           -           -            -          -
  Lease security accounts             21,289           -           -           -            -          -       21,289
    Average interest rate               2.22%          -           -           -            -          -
  CDs                                366,598      40,517      12,082       8,957        9,724          -      437,878
    Average interest rate               4.72%       5.31%       5.62%       5.86%        5.37%         -
  Money market accounts               73,814           -           -           -            -          -       73,814
    Average interest rate               2.32%          -           -           -            -          -
  NOW accounts                        35,455           -           -           -            -          -       35,455
    Average interest rate               1.24%          -           -           -            -          -
  FHLB-NY advances                         -           -           -           -            -     50,000       50,000
   Average interest rate                   -           -           -           -            -       5.62%
                                   ----------  ---------- -----------  ----------  ----------- ----------  ----------

   Interest bearing liabilities    1,011,653      40,517      12,082       8,957        9,724     50,000    1,132,933
                                   ----------  ---------- -----------  ----------  ----------- ----------  ----------

Interest sensitivity gap
  per period                       $(782,849)  $  26,310  $   57,934   $  96,706  $    67,169 $  969,137   $  434,407
                                   =========   =========  ==========   =========  =========== ==========   ==========

Cumulative interest
  sensitivity gap                  $(782,849)  $(756,539) $ (698,605)  $(601,899) $  (534,730)$  434,407   $        -
                                   =========   =========  ==========   =========  =========== ==========   ==========

Percentage of gap per period
 to total assets                      (48.53%)      1.63%       3.59%       5.99%        4.16%     60.08%

Percentage of cumulative gap
 to total assets                      (48.53%)    (46.90%)    (43.31%)    (37.32%)     (33.16%)    26.92%

N/A - Does not apply, as none of the securities in the marketable equity securities portfolio carry a stated rate of return.

1 Balance includes non-performing loans, as amount is immaterial and is not reduced for the allowance for loan losses.

2 Securities available-for-sale are shown including the market value appreciation of $69.3 million, before tax.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based upon data submitted on the Bank's quarterly Thrift Financial Reports, which does not include the assets, liabilities or off-balance sheet contracts of the Company, the OTS produces a similar analysis using its own model and assumptions. Due to differences in assumptions applied in the Bank's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates, the results of the OTS model may vary from the Bank's internal model. For purposes of the NPV table, the Company applied prepayment speeds similar to those used in the Gap table. Reinvestment rates applied were rates offered for similar products at the time the NPV was calculated. The discount rates applied for CDs and borrowings were based on rates that approximate the rates offered by the Bank for deposits and borrowings of similar remaining maturities. The following table sets forth the Company's NPV as of March 31, 1999, as calculated by the Company.


                                      Net Portfolio Value                          Portfolio Value of Assets
Rate Changes in                       -------------------                          -------------------------
Basis Points               Dollar          Dollar          Percent                   NPV            Percent
(Rate Shock)               Amount          Change           Change                  Ratio           Change1
------------               ------          ------           ------                  -----           -------
                                      (Dollars in Thousands)

   +200                    $367,043      $(59,811)        (14.01)%                 23.01%           (4.31)%
   +100                     395,259       (31,595)         (7.40)                  24.26            (2.27)
      0                     426,854             -              -                   25.60                -
   -100                     472,242        45,388          10.63                   27.46             3.15
   -200                     523,785        96,931          22.71                   29.44             6.72


1 Reflects the percentage change in the portfolio value of the Company's assets for each rate shock compared to the portfolio value of the Company's assets under the zero rate change scenario.

Note: As in the case with the Gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income, as actual results will differ.


Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
In  addition  to  historical  information,  this Form 10-Q may  contain  certain forward looking statements and may be identified by the use of such words as "believe(s)", "expect(s)", "anticipate(s)", "should", "planned", "estimated" and "potential". The Company's discussion regarding the anticipated future direction of its net interest margin and interest rate spread are considered forward looking statements, which are subject to various factors which could cause actual results to differ materially from those statements made. These factors include, but are not limited to, the actual impact of Y2K, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. Further description of the risks and uncertainties to the business are included in detail in Item 1, BUSINESS, in the Company's 1998 Form 10-K.


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

ITEM 3.  Defaults upon Senior Securities                                                             (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders                                         (Not Applicable)

ITEM 5.  Other Information                                                                           (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------
         (a)  Exhibits

                 3.01   Articles of Incorporation              (1)
                 3.02   By-laws                                (2)
                 11.00  Statement Re: Computation of Per Share Earnings                                24
                 27.00  Financial Data Schedule for the Three Months Ended March 31, 1999              25


         (b)  Reports on Form 8-K                                                                    (Not Applicable)










(1) Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

(2) Incorporated herein by reference to Exhibits filed with the Form 10-K for the Year Ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  May 13, 1999                         /s/  Park T. Adikes
       ------------                              --------------
                                                 Park T. Adikes
                                                 Chairman of the Board and
                                                 Chief Executive Officer



DATE:  May 13, 1999                         /s/  Thomas R. Lehmann
       ------------                              -----------------
                                                 Thomas R. Lehmann
                                                 Chief Financial Officer
                                                 Executive Vice President
                                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



 Exhibit No.   Identification of Exhibit
 -----------   -------------------------

   11.00       Statement Re:  Computation of Per Share Earnings

   27.00       Financial Data Schedule for the Three Months Ended March 31, 1999