Form 10-Q
period 1999-06-30
JSB FINANCIAL INC
filed 1999-08-09
CIK 861499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------
                         COMMISSION FILE NUMBER 1-13157

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

                                 [X] YES [ ] NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                             OUTSTANDING AT AUGUST 5, 1999
---------------------                             -----------------------------
    $.01 PAR VALUE                                        9,286,897


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
ITEM 1.  Financial Statements - Unaudited
         --------------------------------
         Consolidated Statements of Financial Condition
          at June 30, 1999 and December 31, 1998                                                                    3

         Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 1999
          and June 30, 1998                                                                                         4

         Consolidated Statements of Stockholders' Equity for the
          Six Months ended June 30, 1999                                                                            5

         Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1999 and June 30, 1998                                                      6 -  7

         Notes to the Consolidated Financial Statements                                                             8 -  9

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                            10 - 19
         ----------------------------------------------
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                                20 - 22
         ----------------------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                         23

ITEM 2.  Changes in Securities and Use of Proceeds                                                                 23

ITEM 3.  Defaults Upon Senior Securities                                                                           23

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                       23

ITEM 5.  Other Information                                                                                         23

ITEM 6.  Exhibits and Reports on Form 8-K                                                                          24

                Signatures                                                                                         25

                Exhibit Index                                                                                      26



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  JUNE 30,               DECEMBER 31,
                                                                                    1999                    1998
                                                                                -----------             -------------

ASSETS
------
Cash and due from banks                                                         $   14,393                 $   13,849
Federal funds sold                                                                  64,500                     99,000
                                                                                ----------                 ----------
     Cash and cash equivalents                                                      78,893                    112,849

Securities available-for-sale, at estimated fair value                              86,697                     83,592
Securities held-to-maturity, net (estimated fair value of
 $220,883 and $208,906, respectively)                                              221,364                    208,457
Other investments                                                                   10,833                      8,922
Mortgage loans, net                                                              1,164,041                  1,146,915
Other loans, net                                                                    20,147                     22,744
Premises and equipment, net                                                         18,702                     18,340
Interest due and accrued                                                             9,005                      8,773
Real estate held for sale and other real estate ("ORE")                                266                        785
Other assets                                                                        10,073                     10,272
                                                                                ----------                 ----------
             Total Assets                                                       $1,620,021                 $1,621,649
                                                                                ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                        $1,110,116                 $1,124,166
Federal Home Loan Bank of New York ("FHLB-NY") advances                             50,000                     50,000
Advance payments for real estate taxes and insurance                                14,654                     13,993
Official bank checks outstanding                                                    27,893                     11,604
Deferred tax liability, net                                                         27,533                     25,476
Accrued expenses and other liabilities                                              14,910                     13,934
                                                                                ----------                -----------
              Total Liabilities                                                  1,245,106                  1,239,173
                                                                                ----------                -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                           --                         --
Common stock ($.01 par value, 65,000,000 shares authorized;
 16,000,000 issued; 9,273,842 and 9,505,923 outstanding,
 respectively)                                                                         160                        160
Additional paid-in capital                                                         170,072                    168,663
Retained income, substantially restricted                                          342,633                    337,474
Common stock held by Benefit Restoration Plan Trust, at cost
 (196,823 and 193,723 shares, respectively)                                         (4,758)                    (4,477)
Common stock held in treasury, at cost (6,726,158 and 6,494,077
 shares, respectively)                                                            (175,809)                  (160,215)
Accumulated other comprehensive income:
   Net unrealized gain on securities available-for-sale, net of tax                 42,617                     40,871
                                                                                ----------                 ----------
              Total Stockholders' Equity                                           374,915                    382,476
                                                                                ----------                 ----------
              Total Liabilities and Stockholders' Equity                        $1,620,021                 $1,621,649
                                                                                ==========                 ==========

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                         ----------------------------------------------------------------
                                                            1999              1998              1999              1998
                                                         ----------------------------------------------------------------
Interest Income
---------------
Mortgage loans, net                                        $22,800          $21,820          $45,757          $42,361
Debt & equity securities, net                                1,867            3,076            3,795            6,681
Collateralized mortgage obligations ("CMOs") and
 mortgage-backed securities ("MBS"), net                     1,752            1,706            3,295            3,245
Other loans, net                                               350              502              720            1,010
Federal funds sold                                             709            1,173            1,585            2,378
                                                           -------          -------          -------          -------
  Total Interest Income                                     27,478           28,277           55,152           55,675
                                                           -------          -------          -------          -------

Interest Expense
----------------
Deposits                                                     8,629            9,742           17,348           19,384
FHLB-NY advances                                               700                -            1,393                -
                                                           -------          -------         --------          -------
  Total Interest Expense                                     9,329            9,742           18,741           19,384
                                                           -------          -------         --------          --------
  Net Interest Income                                       18,149           18,535           36,411           36,291

Provision for Loan Losses                                        5               14               12               28
                                                           -------          -------          -------          -------
 Net Interest Income After Provision for
  Loan Losses                                               18,144           18,521           36,399           36,263
                                                           -------          -------          -------          -------

Non-Interest Income
-------------------
Real estate operations, net                                    544               38            1,119              115
Loan fees and service charges                                  583            2,065            1,970            2,592
Recovery of prior period expenses for troubled loans             -            3,346                -            4,346
Miscellaneous (loss)/income                                    (30)             355              (13)             407
                                                           -------          -------          -------          -------
  Total Non-Interest Income                                  1,097            5,804            3,076            7,460
                                                           -------          -------          -------          -------

Non-Interest Expense
--------------------
Compensation and benefits                                    3,942            3,980            8,038            7,774
Occupancy and equipment expenses, net                        1,335            1,217            2,714            2,503
Federal deposit insurance premiums                              35               36               70               72
Other general and administrative                             1,774            1,648            3,490            3,318
                                                           -------          -------          -------          -------
  Total Non-Interest Expense                                 7,086            6,881           14,312           13,667
                                                           -------          -------          -------          -------

Income Before Provision for Income Taxes                    12,155           17,444           25,163           30,056
Provision for Income Taxes                                   5,262            2,258           10,791            7,206
                                                           -------          -------          -------          -------
Net Income                                                 $ 6,893          $15,186          $14,372          $22,850
                                                           =======          =======          =======          =======

Earnings and Cash Dividends Per Common Share:
--------------------------------------------
  Basic earnings per common share                          $   .74          $  1.54          $  1.54          $  2.31
                                                           =======          =======          =======          =======
  Diluted earnings per common share                        $   .73          $  1.49          $  1.51          $  2.24
                                                           =======          =======          =======          =======
  Basic weighted average common shares                       9,288            9,878            9,337            9,882
                                                           =======          =======          =======          =======
  Diluted weighted average common & dilutive
   potential shares                                          9,470           10,184            9,540           10,193
                                                           =======          =======          =======          =======
  Cash dividends per common share                          $   .45          $   .40          $   .90          $   .80
                                                           =======          =======          =======          =======

Comprehensive Income:
--------------------
Net Income                                                 $ 6,893          $15,186            $14,372        $22,850
Other comprehensive income, net of tax:
 Net unrealized appreciation in securities                   3,654              881            1,746            5,443
                                                           -------          -------         --------          -------
Comprehensive Income                                       $10,547          $16,067            $16,118        $28,293
                                                           =======          =======            =======        =======

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                        SIX MONTHS ENDED
                                                                                          JUNE 30, 1999
                                                                                          -------------

Common Stock (Par value: $.01)
------------------------------
Balance at beginning and end of period                                                   $         160
                                                                                         -------------

Additional Paid-in Capital
--------------------------
Balance at beginning of period                                                                 168,663
  Net allocation of common stock for Benefit Restoration Plan                                      281
  Tax benefit for stock plans                                                                    1,079
  Issuance of common stock for Director's compensation                                              49
                                                                                         -------------
Balance at end of period                                                                       170,072

Retained Income, Substantially Restricted
-----------------------------------------
Balance at beginning of period                                                                 337,474
  Net income                                                                                    14,372
  Loss on reissuance of treasury stock                                                            (751)
  Cash dividends on common stock ($.90)                                                         (8,462)
                                                                                         -------------
Balance at end of period                                                                       342,633

Common Stock Held by Benefit Restoration Plan Trust, at Cost
------------------------------------------------------------
Balance at beginning of period                                                                  (4,477)
  Common stock acquired                                                                           (359)
  Common stock distributed                                                                          78
                                                                                         -------------
Balance at end of period                                                                        (4,758)

Common Stock Held in Treasury, at Cost
--------------------------------------
Balance at beginning of period                                                                (160,215)
  Common stock reacquired                                                                      (17,995)
  Common stock reissued for options exercised                                                    2,359
  Common stock reissued for Director's compensation                                                 42
                                                                                         -------------
Balance at end of period                                                                      (175,809)

Accumulated Other Comprehensive Income:
---------------------------------------
Balance at beginning of period                                                                  40,871
  Net unrealized appreciation on securities
    available-for-sale, net of tax effect of $1,360                                              1,746
                                                                                         -------------
Balance at end of period                                                                        42,617
                                                                                         -------------

Total Stockholders' Equity                                                               $     374,915
                                                                                         =============



See accompanying notes to the consolidated financial statements.



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                    1999            1998
                                                                                ------------------------------
Cash flows from operating activities
------------------------------------
Net income                                                                      $ 14,372          $ 22,850
Adjustments   to  reconcile  net  income  to  net  cash  provided  by
 operating activities:
Provision for loan losses                                                             12                28
Decrease in deferred loan fees and discounts, net                                   (365)             (480)
Accretion of discount less than (in excess of) amortization
 of premium on MBS and CMOs                                                           73               (38)
Accretion of discount in excess of amortization of
 premium on debt securities                                                           (4)              (78)
Depreciation and amortization on premises and equipment                            1,244               978
Mortgage loans originated for sale                                                  (274)           (1,199)
Proceeds from sale of mortgage loans originated for sale                             369             1,192
Gains on sale of mortgage and other loans                                             (2)              (58)
Tax benefit for stock plans credited to capital                                    1,079             2,082
(Increase) decrease in interest due and accrued                                     (232)              304
Increase in official bank checks outstanding                                      16,289             5,688
Other, net                                                                         1,964            (1,260)
                                                                                --------          --------
 Net cash provided by operating activities                                        34,525            30,009
                                                                                --------          --------

Cash flows from investing activities
------------------------------------
Loans originated:
 Mortgage loans                                                                  (62,639)         (135,904)
 Other loans                                                                      (5,014)           (8,990)
Purchases of CMOs held-to-maturity                                               (50,244)          (34,987)
Purchases of debt securities held-to-maturity and securities
 available-for-sale                                                             (225,000)         (154,000)
Principal payments on:
 Mortgage loans                                                                   45,783            48,348
 Other loans                                                                       7,508             9,033
 CMOs                                                                             26,665            35,593
 MBS                                                                                 603               724
Proceeds from maturities of U.S. Government and
 federal agency securities                                                       235,000           270,000
Proceeds from sale of other loans                                                     93             5,043
Purchases of FHLB-NY stock                                                        (1,911)           (1,277)
Purchases of premises and equipment, net of disposals                             (1,606)           (1,942)
Net decrease in investment in real estate holdings                                   519             1,214
                                                                                --------          --------
 Net cash (used by) provided by investing activities                             (30,243)           32,855
                                                                                --------          --------

                                                                                                        (CONTINUED)



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                    1999            1998
                                                                                ------------------------------

Cash flow from financing activities
-----------------------------------
Net (decrease) increase in deposits                                               (14,050)             493
Increase in advance payments for real estate
 taxes and insurance                                                                  661            5,174
Proceeds from common stock option exercises                                         1,608            1,302
Cash dividends paid to common stockholders                                         (8,462)          (7,921)
Payments to repurchase common stock                                               (17,995)         (11,510)
                                                                                ---------         --------
  Net cash used by financing activities                                           (38,238)         (12,462)
                                                                                ---------         --------

Net (decrease) increase in cash and cash equivalents                              (33,956)          50,402
Cash and cash equivalents at beginning of year                                    112,849           74,924
                                                                                ---------         --------
Cash and cash equivalents at end of quarter                                     $  78,893         $125,326
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

The issuance of Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", delayed the effective date of Statement 133 to all fiscal quarters beginning after June 15, 2000. Earlier application of all of the provisions of Statement 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this Statement. Statement 133 should not be applied retroactively to financial statements of prior periods. Upon implementation of Statement 133, hedging relationships must be designated anew and documented pursuant to the provisions of Statement 133. The Company does not expect the adoption of Statement 133 to have a material affect on its financial condition or results of operations.

3.  Debt and Equity Securities
------------------------------

The following tables set forth information regarding the Company's debt and equity securities as of:


                                                              June 30, 1999                 December 31, 1998
                                                     ------------------------------     ------------------------

                                                     Amortized Cost/    Estimated        Amortized Cost/    Estimated
                                                     Carrying Value     Fair Value       Carrying Value     Fair Value
                                                     --------------     ----------       --------------     ----------

Held-to-Maturity                                                                (In Thousands)
----------------
U.S. Government and federal
 agency securities                                     $100,000         $ 99,963           $109,996         $110,026

CMOs, net                                               119,295          118,699             95,790           95,997

MBS, net                                                  2,069            2,221              2,671            2,883
                                                       --------         --------           --------         --------
Total Securities held-to-maturity                      $221,364         $220,883           $208,457         $208,906
                                                       ========         ========           ========         ========


                                                                        Estimated                            Estimated
                                                                        Fair Value/                          Fair Value/
                                                         Cost           Carrying Value        Cost           Carrying Value
                                                         ----           --------------        ----           --------------

Available-for-Sale                                                              (In Thousands)
------------------
Marketable equity securities                           $ 10,869         $ 86,697           $ 10,869         $ 83,592
                                                       ========         ========           ========         ========



4.  Subsequent Events
---------------------
On July 20, 1999, the Company's Board of Directors declared a $.45 per share dividend on its common stock. The dividend, which is estimated to total $4.2 million, will be paid on August 18, 1999, to stockholders of record on August 4, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
         ---------------------------------------------------------------

General/Financial Condition
---------------------------
JSB Financial, Inc. is a Delaware-chartered savings and loan holding company, which owns 100% of the outstanding common stock of Jamaica Savings Bank FSB. The Company's assets, including the assets of the Bank, totaled $1.62 billion at June 30, 1999. In addition to the Company's investment in the Bank, at June 30, 1999, the Company had $19.5 million in money market investments and $15.0 million in short-term federal agency securities.

Asset Quality
-------------
The Bank's non-performing assets may include: (1) loans which are 90 days or more in arrears; (2) loans which have been placed on non-accrual status; (3) ORE; and (4) any other investments on which the collection of contractual principal and interest is questionable. At June 30, 1999, the Bank's non-performing assets, which totaled $674,000, included: non-performing loans of $485,000 and ORE of $189,000, representing 27 cooperative apartments. The ratio of non-performing assets to total assets was .04% at both June 30, 1999 and December 31, 1998, respectively. The ratio of non-performing loans to total loans at both June 30, 1999 and December 31, 1998 was .04%, well below industry averages. (See Non-performing/Non-accrual Table, herein.)

Year 2000 Issues
----------------
The following discussion and tables contain certain forward-looking statements and information with respect to management's expectations for implementation and compliance with year 2000 ("Y2K") issues and requirements. Management has inventoried and analyzed the Company's internal and outsourced computer hardware, operating systems and applications, including both information technology systems and non-information technology systems, such as telephone, air conditioning, electrical, etc. The actual readiness of these systems may differ materially from what is presented herein. Factors that may cause differences between anticipated Y2K readiness and actual Y2K readiness include failure of outside vendors to provide upgrades on a timely basis, and/or failure of the Bank's hardware, operating systems and applications to meet Y2K readiness requirements as planned. In addition, the actions of depositors and borrowers in anticipation of Y2K complications may adversely impact the Company, regardless of the Company's actual state of Y2K readiness.

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

Management has contacted all outside vendors inquiring as to the status of Y2K compliance and is not aware of any vendor who does not expect to be Y2K compliant. Management will continue to require updates from all vendors who are not yet Y2K compliant. The Bank has many non-critical applications, which will be tested for Y2K compliance during 1999, encompassing the majority of the dates outlined by the Federal Financial Institutions Examination Council.

The Company believes the required upgrades and testing will ensure completion of the Y2K project by September 1999. However, given the broad spectrum of potential Y2K problems, including the ultimate state of readiness of the Company's local utilities and other third parties, including governmental and quasi-governmental agencies on which the Company relies, an amount of uncertainty remains with respect to the actual affect of Y2K. Like all other financial institutions, a failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations and financial condition. In addition, the long term effect of poorly managing Y2K problems that may arise, or failure of critical computer systems to be Y2K compliant could result in a decline in business, depositors and confidence in the Company. The Company's Y2K project was designed and is expected to significantly reduce the Company's level of uncertainty about internal and external Y2K implications.

As of June 30, 1999 the Company had renovated and tested all of its critical computer systems. The following table presents the Company's Y2K contingency plan for the Bank's systems which are identified as critical, should they fail to meet Y2K compliance deadlines, or ultimately fail to be Y2K compliant in the future.

System                     Contingency Plan
------                     ----------------
Relational Data Base       No contingency plan is considered necessary
Local Area Network         No contingency plan is considered necessary
Accounting system          Use system in prior date mode
Check Processing           Manual processing
ATMs                       Customers to use branches
NYCE                       Customers to use the Bank's ATM's or branches


Loan Delinquency Table
----------------------

At June 30, 1999 and December 31, 1998, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                     90 Days and Over
                                                            ----------                     ----------------
                                                     Number        Principal            Number        Principal
                                                       of           balance               of           balance
                                                     loans          of loans             loans         of loans
                                                     -----          --------             -----         --------
                                                                           (Dollars in Thousands)
At June 30, 1999:
-----------------
Delinquent loans:
  Guaranteed(1)                                         8            $  215                11            $   271
  Non-guaranteed                                        2                46                 3                214
                                                       --            ------                --            -------
                                                       10            $  261                14            $   485
                                                       ==            ======                              =======
Ratio of delinquent loans
 to total loans                                              .02%                                .04%

At December 31, 1998:
---------------------
Delinquent loans
  Guaranteed(1)                                        11            $  212                10            $   233
  Non-guaranteed                                        5                63                 5                216
                                                       --            ------                --            -------
                                                       16            $  275                15            $   449
                                                       ==            ======                ==            =======
Ratio of delinquent loans
 to total loans                                              .02%                                .04%

(1)  Loans  which  are  Federal   Housing   Administration   ("FHA"),   Veterans
     Administration   ("VA")  or  New  York  State  Higher  Education   Services
     Corporation guaranteed.

Non-performing/Non-accrual Table
--------------------------------

The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank continued to accrue interest at the dates indicated:

                                                                          June 30,               December 31,
                                                                           1999                     1998
                                                                           ----                     ----
                                                                                    (In Thousands)
Mortgage loans:
---------------
Non-accrual loans                                                        $     213                  $     213
Accruing loans 90 or more days overdue (1)                                     271                        233
                                                                         ---------                  ---------
     Total                                                                     484                        446
                                                                         ---------                  ---------

Other loans: (2)
----------------
 Accruing loans 90 or more days overdue:
   Consumer loans                                                                1                         3
                                                                         ---------                  --------
     Total                                                                       1                         3
                                                                         ---------                  --------

Total non-performing loans:
---------------------------
   Non-accrual                                                                 213                       213
   Accruing loans 90 days or more overdue                                      272                       236
                                                                         ---------                  --------
     Total                                                               $     485                  $    449
                                                                         =========                  ========


Non-accrual loans to total loans                                               .02%                      .02%

Accruing loans 90 or more days overdue
 to total loans                                                                .02                       .02

Non-performing loans to total loans                                            .04                       .04

(1) Represents seasoned FHA and VA loans, which are guaranteed. Management does not believe that these loans, including those in arrears, present any significant collection risk to the Bank.

(2)      There were no non-accrual loans in the other loan portfolio at June 30, 1999 or December 31, 1998.

Information regarding impaired loans at or for the year to date periods indicated is as follows:

                                                                          June 30,      December 31,      June 30,
                                                                            1999            1998            1998
                                                                          ----------------------------------------
                                                                                (Dollars in Thousands)

Impaired loans
--------------
Number of loans                                                                1               1                -
Balance of impaired loans                                                    213             213                -
Average balance for the year to date period ended                            213           5,491           10,358
Interest income recorded for the year to date periods ended                    0             397              387
Unrecorded interest on impaired loans                                          9             509                -


There were no loans included in the above table that were modified in a trouble debt restructure ("TDRs"). TDRs other than those classified as impaired and/or non-accrual loans, were $557,000 and $1,842,000 at June 30, 1999 and December 31, 1998, respectively. Interest forfeited attributable to these loans was $12,000 and $33,000 for the six months ended June 30, 1999 and 1998, respectively.

Loan Loss Activity Table
------------------------

Activity in the allowance for loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the six months ended June 30, 1999 and the year ended December 31, 1998, as follows:


                                                                         June 30,              December 31,
                                                                           1999                   1998
                                                                           ----                   ----
                                                                              (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                            $5,741                 $5,741
Provision for loan losses                                                      -                      -
Loans charged off                                                              -                      -

Recoveries of loans previously charged off                                     -                      -
                                                                          ------                 ------
  Balance at end of period                                                $5,741                 $5,741
                                                                          ======                 ======

Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                           -%                     -%
Allowance for loan losses to net mortgage loans                              .49                    .50
Allowance for loan losses to mortgage loans
 delinquent 90 days or more                                                11.86x                 12.87x



Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                            $  183                 $  139
Provision for loan losses                                                     12                     51
Loans charged off                                                            (13)                   (25)
Recoveries of loans previously charged off                                    20                     18
                                                                          ------                 ------
Balance at end of period                                                  $  202                 $  183
                                                                          ======                 ======

Ratios for Other Loan Portfolio:
--------------------------------
Net (recoveries) charge-offs to average other loans                         (.04)%                  .03%
Allowance for loan losses to net other loans                                1.00%                   .80%
Allowance for loan losses to other loans
 delinquent 90 days or more                                               202.00x                 61.00x


Liquidity and Capital Resources
-------------------------------

The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds is deposits. Cash flow is provided by proceeds from maturities of and interest payments on debt securities, principal and interest payments on mortgage loans, CMOs and other loans. In accordance with the Company's policy, there were no sales of investments designated as held-to-maturity during the periods presented. Overall liquidity is affected by the Company's operating, financing and investing activities, as well as the interest rate environment, economic conditions and competition.

The Company's overall asset/liability structure and level of non-performing assets affects interest rate spreads and margins, which are considered key measures of the Company's financial performance. As deposits continue to decrease and migrate into higher cost term accounts, interest rate spreads and margins are likely to decline. Should the Bank take additional advances available from the FHLB-NY, the change in liability structure would likely increase the Company's cost of funds, further narrowing future net interest margins and interest rate spreads. In determining whether additional advances will be taken, management will assess deposit levels and trends, loan demand, the Company's overall liquidity and other market conditions in the future.

During the six months ended June 30, 1999, the $225.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds in investing activities. Mortgage originations for the portfolio, substantially all of which were at fixed rates, for the six months ended June 30, 1999 totaled $62.6 million, compared to $135.9 million for the six months ended June 30, 1998. The decrease in mortgage origination activity can be attributed to the increase in market interest rates. CMO purchases for the six months ended June 30, 1999 were $50.2 million, compared to $35.0 million for the six months ended June 30, 1998. During the first half of 1999, maturities of U.S. Government and federal agency securities generated $235.0 million, the most significant source of funds from investment activities, followed by principal payments on mortgage loans and CMOs of $45.8 million and $26.7 million, respectively. The $18.0 million cost of repurchasing the Company's common stock represented the most significant use of funds in financing activities for the first half of 1999. The increase in cash used for dividend payments reflected the increase in dividends paid per share to $.90 for the first half of 1999, compared to $.80 per share for the first half of 1998.

Management monitors deposit levels and interest rates in conjunction with asset structure and has evaluated and implemented various strategies aimed at achieving targeted objectives in various interest rate scenarios. Interest rate spread, net interest margin, liquidity, and related asset quality are some of the key factors that management considers in determining its investment strategy and underwriting standards. The Bank's assets are structured such that the gradual changes in deposits has not materially affected the Company. The Bank's liquidity ratios continue to exceed all short and long term minimum regulatory requirements. Management remains focused on providing quality customer service as its primary strategy for maintaining its relationships with its depositors.

The Bank aims to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets sparked and continues to be the primary cause of deposit runoff over the past several years. Management decided to allow deposits to decline, rather than offer rates that would result in lowering net income or necessitate modifying the Bank's existing investment structure and credit quality standards. Rates offered on the Bank's deposit accounts are competitive with rates offered by other financial institutions in its market area. Historically the highest percentage of the Bank's deposits has been in passbook accounts; however, deposits have continued to migrate from passbook accounts to certificate of deposit accounts ("CDs"). At June 30, 1999, deposits were comprised as follows: passbook accounts 45.8%, CDs 39.4%, money market accounts 6.4%, non-interest bearing checking accounts 3.4%, negotiable order of withdrawal ("NOW") accounts 3.1% and lease security accounts 1.9%. While the Company cannot predict the future direction of deposits, management expects the current trend to continue provided that, among other factors, the low interest rate environment continues.

The net decrease in deposits of $14.1 million to $1.110 billion at June 30, 1999, from $1.124 billion at December 31, 1998, reflected decreases of $14.1 million in passbook accounts, $9.2 million in non-interest bearing checking accounts and $3.1 million in NOW accounts, partially offset by increases in money market accounts, CDs and lease security accounts of $8.6 million, $3.3 million and $468,000, respectively.

The Company repurchased 326,600 shares of its common stock during the six months ended June 30, 1999, pursuant to its eleventh stock repurchase program (the "Eleventh Program"), which began on October 16, 1998. Under the Eleventh Program, 461,700 shares of the 900,000 shares targeted for repurchase were acquired at an aggregate cost of $25.1 million, or an average price of $54.33 per share through June 30, 1999. The Company reissued 92,863 shares of treasury stock for common stock options exercised and reissued 1,656 shares of treasury stock for Director's compensation during the six months ended June 30, 1999.

On April 13, 1999, the Company's Board of Directors declared a cash dividend of $.45 per share to stockholders of record on May 5, 1999. The dividend payment, which totaled $4.2 million, was made on May 19, 1999.

Regulations
-----------

As a  condition  of  deposit  account  insurance,  Office of Thrift  Supervision
("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are:
tangible  capital ratio of 1.50%,  leverage  ratio (or "core  capital") of 3.00%
(4.00%, pursuant to the OTS Prompt Corrective Action Regulations), and a risk-based assets capital ratio of 8.00%. The Bank's capital ratios at June 30, 1999 were as follows:

                                                               Percentage                   Dollars
                                                               ----------                   -------
                                                                                        (In Thousands)

      TANGIBLE CAPITAL
        Required                                                   1.50%                   $ 23,038
        Actual                                                    19.12                     293,613
                                                                  -----                    --------
         Excess                                                   17.62%                   $270,575
                                                                  =====                    ========

      CORE CAPITAL
        Required                                                   3.00%                   $ 46,075
        Actual                                                    19.12                     293,613
                                                                  -----                    --------
         Excess                                                   16.12%                   $247,538
                                                                  =====                    ========

      RISK BASED CAPITAL
        Required                                                   8.00%                   $ 99,867
        Actual                                                    25.78                     321,779
                                                                  -----                    --------
          Excess                                                  17.78%                   $221,912
                                                                  =====                    ========


Comparison of Operating Results for the Three Months
 Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

Net income for the three months ended June 30, 1999, was $6.9 million, or $.74 per basic share ($.73 per diluted share), compared with $15.2 million, or $1.54 per basic share ($1.49 per diluted share), for the three months ended June 30, 1998.

Earnings for the second quarter ended June 30, 1998 were significantly improved by non-recurring items. The Company recognized additional pre-tax income of $3.3 million for the three months ended June 30, 1998 in connection with the final settlement on a $12.8 million non-performing underlying cooperative mortgage loan, whereby all contractual principal, interest, legal and other fees were received. In addition, the Company experienced a lower effective tax rate attributable to the realignment of an operating subsidiary of the Bank, which resulted in tax savings of $5.0 million for the quarter ended June 30, 1998.

Net interest income for the three months ended June 30, 1999, was $18.1 million, compared to $18.5 million for the three months ended June 30, 1998. This decrease reflects a $799,000 decrease in interest income partially offset by a $413,000 decrease in interest expense. Comparing the quarter ended June 30, 1999 to the quarter ended June 30, 1998, the annualized yield on interest earning assets decreased to 7.33%, from 7.74%; average interest earning assets increased by $38.0 million; the cost of funds decreased to 3.32% from 3.58%. The interest rate spread decreased to 4.02%, from 4.16% for the quarters ended June 30, 1999 and 1998, respectively and the net interest margin decreased to 4.84% from 5.07% for the same periods, respectively.

Income earned on mortgage loans increased by 4.5%, to $22.8 million for the three months ended June 30, 1999, compared to $21.8 million for the quarter ended June 30, 1998. The net increase reflects the continued growth in the mortgage loan portfolio, partially offset by a decrease in the mortgage portfolio yield to 7.88% for the quarter ended June 30, 1999, from 8.38% for the quarter ended June 30, 1998.

For the three months ended June 30, 1999, income from debt and equity securities decreased by $1.2 million, or 39.3%, to $1.9 million from $3.1 million for the three months ended June 30, 1998. This decrease resulted from a decline in the average investment in U.S. Government and federal agency securities and other investments of $57.9 million, or 29.5%, to $138.4 million, compared to $196.3 million for the three months ended June 30, 1998. The annualized yield on the debt and equity securities portfolio decreased to 5.39% for the three months ended June 30, 1999 from 6.27% for the three months ended June 30, 1998. The debt and equity securities portfolio activity for the current period included purchases of $100.0 million and maturities of $125.0 million, compared with purchases of $79.0 million and maturities of $160.0 million for the quarter ended June 30, 1998.

For the quarter ended June 30, 1999 income on CMOs increased by 4.9%, to $1.7 million, with an annualized yield of 5.72%, from income of $1.6 million with an annualized yield of 6.17% for the quarter ended June 30, 1998. During the second quarter of 1999, the Bank received principal payments of $9.6 million on CMOs, compared with principal payments of $14.4 million for the quarter ended June 30, 1998. CMO purchases during the quarter ended June 30, 1999 totaled $10.0 million, compared to purchases of $15.0 million for the quarter ended June 30, 1998. Income on MBS declined by $33,000 to $51,000 for the quarter ended June 30, 1999, from income of $84,000 for the quarter ended June 30, 1998, reflecting the amortizing portfolio.

Income on federal funds sold decreased by $464,000, or 39.6% to $709,000 for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998. This decrease resulted from a decrease in the average investment in federal funds of $25.8 million to $60.6 million for the current period, compared with $86.4 million for the quarter ended June 30, 1998. In addition, the annualized yield on federal funds sold decreased to 4.67% for the current quarter, compared to 5.43% for the quarter ended June 30, 1998.

Interest expense on deposits decreased by $1.1 million to $8.6 million for the quarter ended June 30, 1999, compared to $9.7 million for the quarter ended June 30, 1998. Average interest bearing deposits decreased by $12.8 million, to $1.076 billion for the three months ended June 30, 1999, compared to $1.088 billion for the three months ended June 30, 1998. Further, the cost of interest bearing deposits decreased to 3.21% from 3.58% for the comparative quarter in 1998.

On December 8, 1998, the Bank borrowed $50.0 million from the FHLB-NY, at a fixed rate of 5.62%. Interest expense on this advance for the second quarter of 1999 totaled $700,000. The advance will mature on December 7, 2008, at which time the entire $50.0 million is due. The Bank did not have any borrowed funds during the second quarter of 1998.

The provision for loan losses for the quarter ended June 30, 1999 was $5,000, compared to $14,000 for the quarter ended June 30, 1998, comprised entirely of provisions against the other loan portfolio. Based on management's internal loan review analysis, no adjustments have been made to the mortgage allowance since January of 1998. Management will continue to monitor the performance of the loan portfolios and may adjust allowances accordingly.

Non-interest income for the three months ended June 30, 1999, decreased by $4.7 million to $1.1 million from $5.8 million for the three months ended June 30, 1998. This decrease primarily reflects the impact of non-recurring items. The second quarter of 1998 included a $3.3 million recovery on the settlement on a $12.8 million underlying cooperative mortgage loan. Pursuant to the settlement, all past due interest, legal and other fees were recovered by the Bank. For the second quarter of 1999, the Company realized $120,000 in prepayment penalties on investor type mortgages compared to $1.6 million for the second quarter of 1998, when prepayment activity soared as borrowers sought to benefit from lower interest rates then available. The Company reported a miscellaneous net loss of $30,000 for the second quarter of 1999, compared to miscellaneous income of $355,000 for the second quarter of 1998. Included in the $355,000 miscellaneous income was a $264,000 refund of real estate taxes on the Company's headquarters and $60,000 of gains on sales of student loans. These comparative decreases in components of non-interest income were slightly offset by a $506,000 increase in income from real estate operations, which increased to $544,000 for the second quarter of 1999 from $38,000 for the second quarter of 1998. This increase primarily reflects gains of $426,000 realized on the sale of condominium and cooperative apartments owned by the Bank's real estate subsidiaries. At June 30, 1999, the real estate subsidiaries held 121 cooperative apartments, which are carried at zero value, and no condominium apartments.

Non-interest expense increased to $7.1 million, or 3.0%, during the quarter ended June 30, 1999, from $6.9 million for the quarter ended June 30, 1998. This increase primarily reflects the $126,000 increase in other general and administrative expense, which was almost substantially comprised of increases in professional fees, and the $118,000 increase in occupancy and equipment expense, which was related to a new computer system.

The provision for income taxes increased by $3.0 million, to $5.3 million for the three months ended June 30, 1999, from $2.3 million for the three months ended June 30, 1998. This increase reflected an increase in the Company's effective tax rate to 43.3% for the quarter ended June 30, 1999, from 12.9% for the quarter ended June 30, 1998. During 1998, the Company realized tax benefits in connection with an operating subsidiary, which were not realized during the second quarter of 1999, as the subsidiary was liquidated during the first quarter of 1999.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------
Net income for the six months ended June 30, 1999, was $14.4 million, or $1.54 per basic share ($1.51 per diluted share), compared with $22.9 million, or $2.31 per basic share ($2.24 per diluted share), for the six months ended June 30, 1998.

Earnings for the six months ended June 30, 1998 were significantly improved by non-recurring items. The Company recognized additional pre-tax income of $4.3 million for the six months ended June 30, 1998 in connection with the settlement on a $12.8 million non-performing underlying cooperative mortgage loan, whereby all contractual principal, interest and legal and other fees were received. In addition, the Company experienced a lower effective tax rate attributable to the realignment of an operating subsidiary of the Bank, which resulted in tax savings of $5.0 million for the six months ended June 30, 1998.

Net interest income for the six months ended June 30, 1999, increased slightly to $36.4 million, compared to $36.3 million for the six months ended June 30, 1998. The increase in net interest income reflects a $643,000 decrease in interest expense partially offset by a $523,000 decrease in interest income. Comparing the six months ended June 30, 1999 to the six months ended June 30, 1998, the annualized yield on interest earning assets decreased to 7.37%, compared to 7.67%. Average interest earning assets increased by $44.7 million while the cost of funds decreased to 3.33% from 3.56%. Average interest bearing deposits were $1.074 billion for the six months ended June 30, 1999 compared to $1.088 billion for the six months ended June 30, 1998. For the six months ended June 30, 1999, the interest rate spread decreased to 4.04%, compared to 4.11% and the net interest margin decreased to 4.87% compared to 5.00%.

Income earned on mortgage loans increased by $3.4 million, or 8.0%, to $45.8 million for the six months ended June 30, 1999, compared to $42.4 million for the six months ended June 30, 1998, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 7.94% for the six months ended June 30, 1999, from 8.33% for the six months ended June 30, 1998, reflecting originations at the lower market rates.

For the six months ended June 30, 1999, income on debt and equity securities decreased by $2.9 million, or 43.2%, to $3.8 million from $6.7 million for the six months ended June 30, 1998. This decrease resulted from a decline in the average investment in U.S. Government and federal agency securities and other investments of $74.7 million, or 34.7%, to $140.8 million for the first half of 1999, compared to $215.5 million for the first half of 1998. The annualized yield on the debt and equity security portfolio decreased to 5.39% from 6.20% for the comparative six month periods. The debt and equity securities portfolio activity for the current period included purchases of $225.0 million and maturities of $235.0 million, compared with purchases of $154.0 million and maturities of $270.0 million for the six months ended June 30, 1998.

For the six months ended June 30, 1999, income on CMOs increased slightly by 3.8%, to $3.2 million, with an annualized yield of 5.72%, from income of $3.1 million with an annualized yield of 6.17% for the six months ended June 30, 1998. This increase is reflective of the increase in the average investment in the CMO portfolio of $11.9 million, or 12.0% for the comparative six month period. During the six months ended June 30, 1999, the Bank received principal payments of $26.7 million on CMOs, compared with $35.6 million for the six months ended June 30, 1998. CMO purchases during the first six months of 1999 totaled $50.2 million, compared to $35.0 million for the first half of 1998. Income on MBS declined by $66,000 to $111,000 for the six months ended June 30, 1999, from income of $177,000 for the six months ended June 30, 1998, reflecting the amortizing portfolio.

Income on federal funds decreased by $793,000, or 33.3%, to $1.6 million for the six months ended June 30, 1999, from $2.4 million for the six months ended June 30, 1998. This decrease resulted from a decrease in the average investment in federal funds of $20.2 million, to $67.8 million for the current period, compared with $88.0 million for the six months ended June 30, 1998. The annualized yield on federal funds sold decreased to 4.67% for the current six month period, compared to 5.40% for the six month period ended June 30, 1998.

Interest expense on deposits decreased by 10.5%, to $17.3 million for the six months ended June 30, 1999, compared to $19.4 million for the six months ended June 30, 1998. Average interest bearing deposits decreased by $13.7 million, or 1.3%, to $1.074 billion for the six months ended June 30, 1999, compared to $1.088 billion for the six months ended June 30, 1998, and the average rate paid on interest bearing deposits decreased to 3.23% from 3.56% for the comparative six month periods.

Interest expense on the $50.0 million FHLB-NY advance for the six months ended June 30, 1999 was $1.4 million, reflecting interest at the fixed rate of 5.62%. The Bank did not have any borrowed funds during the six months ended June 30, 1998.

The provision for loan losses for the six months ended June 30, 1999 was $12,000, compared to $28,000 for the six months ended June 30, 1998, comprised entirely of provisions against the other loan portfolio. Based on management's internal loan review analysis, no adjustments to the mortgage allowance were made during the first six months of 1999 or during calendar 1998. Management will continue to monitor the performance and characteristics of the loan portfolios and may adjust future loan loss provisions accordingly.

Total non-interest income for the six months ended June 30, 1999, decreased by $4.4 million, to $3.1 million from $7.5 million for the six months ended June 30, 1998. Non-interest income for the 1998 period included a $4.3 million recovery of prior period expenses in accordance with the settlement of a $12.8 million underlying cooperative mortgage loan. Real estate operations increased by $1.0 million, primarily reflecting gains of $920,000 on the sale of condominium and cooperative apartments. Loan fees and service charges decreased by $622,000, primarily reflecting the $478,000 decrease in mortgage loan prepayment penalties. Miscellaneous income decreased by $420,000 as the 1998 period included a refund of $264,000 for real estate taxes from prior years on the Company's headquarters and $64,000 in profits realized on sales of student loans.

Non-interest expense increased by $645,000, or 4.7%, to $14.3 million for the first six months of 1999, compared to $13.7 million for the first six months of 1998. Compensation and benefits expense increased by $264,000, reflecting salary adjustments and increases in the cost of benefits, partially offset by a $318,000 increase in income earned on excess pension fund assets. The $211,000 increase in occupancy and equipment expense reflects an increase in computer depreciation, related to the new computer system installed in January 1999. The $172,000 increase in other general and administrative expense primarily reflects an increase in professional fees.

The provision for income taxes increased by $3.6 million, or 49.8%, to $10.8 million for the six months ended June 30, 1999, from $7.2 million for the six months ended June 30, 1998. During 1998, the Company realized tax benefits in connection with an operating subsidiary, which were not realized during the first half of 1999, as the subsidiary had been liquidated during the first quarter of 1999. As a result, the Company's effective tax rate was 42.9% for the six months ended June 30, 1999, compared to 24.0% for the six months ended June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Sensitivity Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth, as of June 30, 1999, repricing information on earning assets and interest bearing liabilities. The data reflects estimated principal amortization and prepayments on mortgage loans based on historical performance. Approximate prepayment rate assumptions for fixed rate one-to four-family mortgage loans and MBS are based upon the remaining term to contractual maturity as follows: (a) 26% if less than six months; (b) 11% if six months to one year, three to five years and for five to ten years; (c) 8% if one to three years; (d) 9% if ten to twenty years; and (e) 17% if beyond 20 years. Adjustable-rate mortgages are assumed to prepay at 15% and second mortgages at 18%. All other fixed rate first mortgage loans are assumed to prepay at 3%. All deposit accounts, which are subject to immediate withdrawal/repricing, except CDs, are assumed to reprice in the earliest period presented. Marketable equity securities and other investments which do not have a fixed maturity date or a stated yield, are reflected as repricing in the more than five years category. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. While management regularly reviews the Company's gap analysis, the gap is considered an analytical tool, which has limited value.


                                                                    At June 30, 1999
                                                                    ----------------

                                                 More         More        More       More
                                                 Than         Than        Than       Than
                                                1 Year       2 Years     3 Years    4 Years      More
                                     1 Year       to           to          to          to        Than
                                     or Less    2 Years      3 Years     4 Years    5 Years     5 Years      Total
                                  -----------------------------------------------------------------------------------

                                                            (Dollars in Thousands)
Interest earning assets:
  Mortgage loans, net 1           $   48,400  $   61,715   $  72,982   $  99,447   $ 101,466   $ 785,772   $1,169,782
    Average interest rate               8.59%       8.54%       8.72%       8.08%       8.01%       7.85%
  U.S. Government and federal
   agency securities, net            100,000        -           -           -           -           -         100,000
    Average interest rate               4.79%       -           -           -           -           -
  Marketable equity securities
   and other investments, net 2         -           -           -           -           -         97,530       97,530
    Average interest rate               -           -           -           -           -          N/A
  CMOs, net                             -           -           -           -          3,958     115,337      119,295
    Average interest rate               -           -           -           -           5.75%       5.95%
  MBS, net                              -            297        -           -           -          1,772        2,069
    Average interest rate               -          10.50%       -           -           -           9.68%
  Other loans, net 1                   8,326       1,157       1,543       1,535         968       6,820       20,349
    Average interest rate               4.50%       8.04%       8.15%       7.74%       7.84%       8.14%
  Federal funds sold                  64,500        -           -           -           -           -          64,500
    Average interest rate               5.16%       -           -           -           -           -
                                  -----------------------------------------------------------------------------------


    Total interest earning assets    221,226      63,169      74,525     100,982     106,392   1,007,231    1,573,525
                                  -----------------------------------------------------------------------------------

Interest bearing deposit accounts:
  Passbook                           508,542        -           -           -           -           -         508,542
    Average interest rate               2.22%       -           -           -           -           -
  Lease security accounts             21,499        -           -           -           -           -          21,499
    Average interest rate               2.22%       -           -           -           -           -
  CDs                                365,804      40,370      11,871       8,697      10,130        -         436,872
    Average interest rate               4.62%       5.17%       5.68%       5.75%       5.26%       -
  Money market accounts               71,366        -           -           -           -           -          71,366
    Average interest rate               2.32%       -           -           -           -           -
  NOW accounts                        33,868        -           -           -           -           -          33,868
    Average interest rate               1.24%       -           -           -           -           -
  FHLB-NY advances                      -           -           -           -           -         50,000       50,000
   Average interest rate                -           -           -           -           -           5.62%
                                  -----------------------------------------------------------------------------------

   Interest bearing liabilities    1,001,079      40,370      11,871       8,697      10,130      50,000    1,122,147
                                  -----------------------------------------------------------------------------------

Interest sensitivity gap
  per period                      $ (779,853) $   22,799  $   62,654   $  92,285   $  96,262   $ 957,231   $  451,378
                                  ===================================================================================

Cumulative interest
  sensitivity gap                 $ (779,853) $ (757,054) $ (694,400)  $(602,115)  $(505,853)  $ 451,378   $     -
                                  ===================================================================================

Percentage of gap per period
 to total assets                      (48.14%)      1.41%       3.87%       5.70%       5.94%      59.09%

Percentage of cumulative gap
 to total assets                      (48.14%)    (46.73%)    (42.86%)    (37.16%)    (31.22%)     27.87%

N/A - Does not apply, as none of the securities in the marketable equity securities portfolio carry a stated rate of return.

1  Balance includes non-performing loans, as amount is immaterial and is not reduced for the allowance for loan losses.

2  Securities available-for-sale are shown including the market value appreciation of $75.8 million, before tax.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based upon data submitted on the Bank's quarterly Thrift Financial Reports, which does not include the assets, liabilities or off-balance sheet contracts of the Company, the OTS produces a similar analysis using its own model and assumptions. Due to differences in assumptions applied in the Bank's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates, the results of the OTS model may vary from the Bank's internal model. For purposes of the NPV table, the Company applied prepayment speeds similar to those used in the Gap table. Reinvestment rates applied were rates offered for similar products at the time the NPV was calculated. The discount rates applied for CDs and borrowings were based on rates that approximate the rates offered by the Bank for deposits and borrowings of similar remaining maturities. The following table sets forth the Company's NPV as of June 30, 1999, as calculated by the Company.

                                    Net Portfolio Value                           Portfolio Value of Assets
Rate Changes in                     -------------------                           -------------------------
Basis Points               Dollar             Dollar          Percent                   NPV         Percent
(Rate Shock)               Amount           Change            Change                   Ratio        Change1
------------               ------           ------            ------                   -----        -------
                                     (Dollars in Thousands)

   +200                    $352,720         $(59,012)         (14.33)%                 22.25%       (4.24)%
   +100                     380,570          (31,162)          (7.57)                  23.51        (2.24)
      0                     411,732             -                -                     24.87          -
   -100                     456,501           44,769           10.87                   26.74         3.11
   -200                     507,286           95,554           23.21                   28.73         6.63


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


Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

In addition to historical information, this Form 10-Q may contain certain forward looking statements and may be identified by the use of such words as "believe(s)", "expect(s)", "anticipate(s)", "should", "planned", "estimated" and "potential". The Company's discussion regarding the anticipated future direction of its net interest margin and interest rate spread are considered forward looking statements, which are subject to various factors which could cause actual results to differ materially from those statements made. These factors include, but are not limited to: general economic conditions; changes in interest rates; deposit flows; loan demand; real estate values; the actual impact of Y2K; and other economic; competitive; governmental; regulatory and technological factors affecting the Company's operations, pricing, products and services. Further description of the risks and uncertainties to the business are included in detail in Item 1, BUSINESS, in the Company's 1998 Form 10-K.

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

ITEM 2.  Changes in securities and Use of Proceeds              (Not Applicable)

ITEM 3.  Defaults upon Senior Securities                        (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 11, 1999, present in person or by proxy were 8,420,667 of 9,288,963 shares of Common Stock of JSB Financial, Inc. entitled to vote at such meeting.

         Resolution  I. All  nominees  to serve as a Director  on the  Company's
         Board were elected as follows*:

                                                                For                Withheld
                                                              ---------            --------

         Joseph C. Cantwell                                   8,190,948             229,719
         James E. Gibbons, Jr.                                8,175,609             245,058
         Edward P. Henson                                     8,155,328             265,339

         *There were no broker non-votes.

         The continuing directors were:  Park T. Adikes, Richard M. Cummins,
         Howard J. Dirkes, Jr., Cynthia Gibbons, Alfred F. Kelly, Richard W.
         Meyer and Arnold B. Pritcher.

         Resolution II. Ratification of the appointment of KPMG LLP, as independent auditors for the year ending December 31, 1999, as follows*:

                                                              For:                  8,310,411
                                                              Against:                 95,901
                                                              Abstain:                 14,355

         *There were no broker non-votes.

ITEM 5.  Other information                                      (Not Applicable)


ITEM 6.  Exhibits and Reports on Form 8-K


                                                                                                             Page Number
                                                                                                             -----------
         (a)  Exhibits

              3.01  Articles of Incorporation                 (1)
              3.02  By-laws                                   (2)

         Employment Agreement, filed herewith, between the Company and
         -------------------------------------------------------------
             10.01  Park T. Adikes                                                                             27- 45
             10.02  Edward P. Henson                                                                           46- 64
             10.03  John F. Bennett                                                                            65- 83
             10.04  Jack Connors                                                                               84-102
             10.05  John J. Conroy                                                                            103-121
             10.06  Joanne Corrigan                                                                           122-140
             10.07  Teresa Covello                                                                            141-159
             10.08  Bernice Glaz                                                                              160-178
             10.09  Joseph J. Hennessy                                                                        179-197
             10.10  Daniel J. Huber                                                                           198-216
             10.11  Lawrence J. Kane                                                                          217-235
             10.12  Thomas R. Lehmann                                                                         236-254
             10.13  Philip Pepe                                                                               255-273
             10.14  Laurel M. Romito                                                                          274-292

         Employment Agreement, filed herewith, between the Bank and
         ----------------------------------------------------------
             10.15  Park T. Adikes                                                                            293-311
             10.16  Edward P. Henson                                                                          312-330
             10.17  John F. Bennett                                                                           331-349
             10.18  Jack Connors                                                                              350-368
             10.19  John J. Conroy                                                                            369-387
             10.20  Joanne Corrigan                                                                           388-406
             10.21  Teresa Covello                                                                            407-425
             10.22  Bernice Glaz                                                                              426-444
             10.23  Joseph J. Hennessy                                                                        445-463
             10.24  Daniel J. Huber                                                                           464-482
             10.25  Lawrence J. Kane                                                                          483-501
             10.26  Thomas R. Lehmann                                                                         502-520
             10.27  Philip Pepe                                                                               521-539
             10.28  Laurel M. Romito                                                                          540-558

             11.00  Statement Re:  Computation of Earnings Per Share                                          559
             27.00  Financial Data Schedule for the Six Months Ended June 30, 1999                            560



(1)  Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

(2)  Incorporated  herein by reference  to Exhibits  filed with the Form 10-K for the
      Year Ended December 31, 1997.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended June 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  August 6, 1999                       /s/  Park T. Adikes
       --------------                            --------------
                                                 Park T. Adikes
                                                 Chairman of the Board and
                                                 Chief Executive Officer



DATE:  August 6, 1999                       /s/  Thomas R. Lehmann
       --------------                            -----------------
                                                 Thomas R. Lehmann
                                                 Chief Financial Officer
                                                 Executive Vice President
                                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit No.                Identification of Exhibit

 10.01     Employment  Agreement  between the Company and Park T. Adikes
 10.02     Employment  Agreement  between the Company and Edward P. Henson
 10.03     Employment  Agreement  between the Company and John F. Bennett
 10.04     Employment  Agreement  between the Company and Jack  Connors
 10.05     Employment  Agreement  between the Company and John J. Conroy
 10.06     Employment  Agreement  between the Company and Joanne Corrigan
 10.07     Employment  Agreement  between the Company and Teresa Covello
 10.08     Employment  Agreement  between the Company and Bernice  Glaz
 10.09     Employment  Agreement  between the Company and Joseph J. Hennessy
 10.10     Employment  Agreement  between the Company and Daniel J.  Huber
 10.11     Employment  Agreement  between the Company and Lawrence J. Kane
 10.12     Employment  Agreement  between the Company and Thomas R. Lehmann
 10.13     Employment  Agreement  between the Company and Philip Pepe
 10.14     Employment  Agreement  between the Company and Laurel M. Romito
 10.15     Employment  Agreement  between the Bank and Park T.  Adikes
 10.16     Employment  Agreement  between the Bank and Edward P. Henson
 10.17     Employment  Agreement  between the Bank and John F. Bennett
 10.18     Employment  Agreement  between the Bank and Jack Connors
 10.19     Employment  Agreement  between the Bank and John J. Conroy
 10.20     Employment  Agreement  between the Bank and Joanne Corrigan
 10.21     Employment  Agreement  between the Bank and Teresa Covello
 10.22     Employment  Agreement  between the Bank and Bernice Glaz
 10.23     Employment  Agreement  between the Bank and Joseph J. Hennessy
 10.24     Employment  Agreement  between the Bank and Daniel J. Huber
 10.25     Employment  Agreement  between the Bank and Lawrence J. Kane
 10.26     Employment  Agreement  between the Bank and Thomas R. Lehmann
 10.27     Employment  Agreement  between the Bank and Philip Pepe
 10.28     Employment  Agreement  between the Bank and Laurel M. Romito

 11.00     Statement  Re:  Computation  of  Per  Share  Earnings

 27.00     Financial Data Schedule for the Six Months Ended June 30, 1999