Form 10-Q
period 1999-09-30
JSB FINANCIAL INC
filed 1999-11-10
CIK 861499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               ------------------

                         COMMISSION FILE NUMBER 1-13157
                                                -------

                               JSB FINANCIAL, INC.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED ON ITS CHARTER)


       DELAWARE                                                11-3000874
-------------------------------                            ------------------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS OF COMMON STOCK                           OUTSTANDING AT NOVEMBER 8, 1999
---------------------                           -------------------------------
   $.01 PAR VALUE                                          9,346,316


                                      INDEX


                PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                        Number
                                                                                        ------
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition
          at September 30, 1999 and December 31, 1998                                     3

         Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 1999
          and September 30, 1998                                                          4

         Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended September 30, 1999                                            5

         Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and September 30, 1998                                 6

         Notes to Consolidated Financial Statements                                       7- 8

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                   9-21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                      21-23

                PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               24

ITEM 2.  Changes in Securities and Use of Proceeds                                       24

ITEM 3.  Defaults Upon Senior Securities                                                 24

ITEM 4.  Submission of Matters to a Vote of Security Holders                             24

ITEM 5.  Other Information                                                               24

ITEM 6.  Exhibits and Reports on Form 8-K                                                24

                Signatures                                                               25

                Exhibit Index                                                            26

                Exhibit 11.00  Computation of Earnings Per Share                         27

                Exhibit 27.00  Financial Data Schedule for the Nine Months Ended
                                September 30, 1999                                       28



                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                     1999                   1998
                                                                                -------------            ------------

ASSETS
------
Cash and due from banks                                                         $   12,753               $   13,849
Federal funds sold                                                                  32,500                   99,000
                                                                                ----------               ----------
     Cash and cash equivalents                                                      45,253                  112,849

Securities available-for-sale, at estimated fair value                              79,173                   83,592
Securities held-to-maturity, net (estimated fair value of
 $192,781 and $208,906, respectively)                                              193,540                  208,457
Other investments                                                                   10,833                    8,922
Mortgage loans, net                                                              1,207,177                1,146,915
Other loans, net                                                                    19,631                   22,744
Premises and equipment, net                                                         18,310                   18,340
Interest due and accrued                                                             8,840                    8,773
Real estate held for sale and Other real estate ("ORE")                                558                      785
Other assets                                                                        12,455                   10,272
                                                                                ----------               ----------
             Total Assets                                                       $1,595,770               $1,621,649
                                                                                ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                        $1,092,044               $1,124,166
Federal Home Loan Bank of New York ("FHLB-NY") advances                             50,000                   50,000
Advance payments for real estate taxes and insurance                                20,848                   13,993
Official bank checks outstanding                                                    17,784                   11,604
Deferred tax liability, net                                                         24,715                   25,476
Accrued expenses and other liabilities                                              16,147                   13,934
                                                                                ----------               ----------
              Total Liabilities                                                  1,221,538                1,239,173
                                                                                ----------               ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.01 par value, 15,000,000 shares authorized;
 none issued)                                                                            -                        -
Common stock ($.01 par value, 65,000,000 shares authorized;
 16,000,000 issued; 9,289,793 and 9,505,923 outstanding, respectively)                 160                      160
Additional paid-in capital                                                         170,219                  168,663
Retained income, substantially restricted                                          345,616                  337,474
Common stock held by Benefit Restoration Plan Trust, at cost
 (196,823 and 193,723 shares, respectively)                                         (4,758)                  (4,477)
Common stock held in treasury, at cost (6,710,207 and 6,494,077
 shares, respectively)                                                            (175,393)                (160,215)
Accumulated other comprehensive income:
---------------------------------------
   Net unrealized gain on securities available-for-sale, net of tax                 38,388                   40,871
                                                                                ----------               ----------
              Total Stockholders' Equity                                           374,232                  382,476
                                                                                ----------               ----------
              Total Liabilities and Stockholders' Equity                        $1,595,770               $1,621,649
                                                                                ==========               ==========

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER  30,
                                                         --------------------------------------------------------
                                                            1999          1998             1999          1998
                                                         --------------------------------------------------------
Interest Income
---------------
Mortgage loans, net                                      $  23,091     $  22,157        $  68,848     $  64,518
Debt & equity securities, net                                1,449         2,514            5,244         9,195
Collateralized mortgage obligations ("CMOs") and
 mortgage-backed securities ("MBS"), net                     1,704         1,711            4,999         4,956
Other loans, net                                               328           426            1,048         1,436
 Federal funds sold                                            776           773            2,361         3,151
                                                         ---------     ---------        ---------     ---------
                                                            27,348        27,581           82,500        83,256
                                                         ---------     ---------        ---------     ---------

Interest Expense
----------------
Deposits                                                     8,531         9,714           25,879        29,098
FHLB-NY advances                                               709             -            2,102             -
                                                         ---------     ---------        ---------     ---------
  Total Interest Expense                                     9,240         9,714           27,981        29,098
                                                         ---------     ---------        ---------     ---------
  Net Interest Income                                       18,108        17,867           54,519        54,158
Provision for Loan Losses                                        1            13               13            41
                                                         ---------     ---------        ---------     ---------
 Net Interest Income After Provision for
  Loan Losses                                               18,107        17,854           54,506        54,117
                                                         ---------     ---------        ---------     ---------

Non-Interest Income
-------------------
Real estate operations, net                                    104           172            1,223           287
Loan fees and service charges                                1,309         1,967            3,279         4,559
Recovery of prior period expenses & unaccrued
 interest on troubled loans                                      -             -                -         4,346
Miscellaneous (loss)/income                                    (28)        1,359              (41)        1,766
                                                         ---------     ---------        ---------     ---------
Total Non-Interest Income                                    1,385         3,498            4,461        10,958
                                                         ---------     ---------        ---------     ---------

Non-Interest Expense
--------------------
Compensation and benefits                                    3,894         4,167           11,932        11,941
Occupancy and equipment expenses, net                        1,441         1,416            4,155         3,919
Federal deposit insurance premiums                              34            36              104           108
Other general and administrative                             1,494         1,532            4,984         4,850
                                                         ---------     ---------        ---------     ---------
Total Non-Interest Expense                                   6,863         7,151           21,175        20,818
                                                         ---------     ---------        ---------     ---------

Income Before Provision for Income Taxes                    12,629        14,201           37,792        44,257
Provision for Income Taxes                                   5,427         2,824           16,218        10,030
                                                         ---------     ---------        ---------     ---------
Net Income                                               $   7,202     $  11,377        $  21,574     $  34,227
                                                         =========     =========        =========     =========

Earnings and Cash Dividends Per Common Share:
---------------------------------------------
  Basic earnings per common share                        $     .78     $    1.16        $    2.32     $    3.47
                                                         =========     =========        =========     =========
  Diluted earnings per common share                      $     .76     $    1.13        $    2.27     $    3.37
                                                         =========     =========        =========     =========
  Basic weighted average common shares                       9,284         9,830            9,319         9,864
                                                         =========     =========        =========     =========
  Diluted weighted average common & dilutive
   potential shares                                          9,484        10,093            9,520        10,159
                                                         =========     =========        =========     =========
  Cash dividends per common share                        $     .45     $     .40        $    1.35     $    1.20
                                                         =========     =========        =========     =========

Comprehensive Income:
---------------------
Net Income                                               $   7,202     $  11,377        $  21,574     $  34,227
Other comprehensive income, net of tax:
 Net unrealized (depreciation)/appreciation on
  securities available-for-sale, net of tax                 (4,229)       (2,206)          (2,483)        3,237
                                                         ---------     ---------        ---------     ---------
Comprehensive Income                                     $   2,973     $   9,171        $  19,091     $  37,464
                                                         =========     =========        =========     =========

See accompanying notes to the consolidated financial statements.


                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1999
                                                                                    ------------------

Common Stock (Par value: $.01)
------------------------------
Balance at beginning and end of period                                               $         160
                                                                                     -------------

Additional Paid-in Capital
--------------------------
Balance at beginning of period                                                             168,663
  Net allocation of common stock for Benefit Restoration Plan                                  281
  Tax benefit for stock plans                                                                1,226
  Issuance of common stock for Director's compensation                                          49
                                                                                     -------------
Balance at end of period                                                                   170,219
                                                                                     -------------
Retained Income, Substantially Restricted
-----------------------------------------
Balance at beginning of period                                                             337,474
  Net income                                                                                21,574
  Loss on reissuance of treasury stock                                                        (790)
  Cash dividends on common stock ($1.35)                                                   (12,642)
                                                                                     -------------
Balance at end of period                                                                   345,616
                                                                                     -------------
Common Stock Held by Benefit Restoration Plan Trust, at Cost
------------------------------------------------------------
Balance at beginning of period                                                              (4,477)
  Common stock acquired                                                                       (359)
  Common stock distributed                                                                      78
                                                                                     -------------
Balance at end of period                                                                    (4,758)
                                                                                     -------------
Common Stock Held in Treasury, at Cost
--------------------------------------
Balance at beginning of period                                                            (160,215)
  Common stock reacquired                                                                  (17,995)
  Common stock reissued for options exercised                                                2,775
  Common stock reissued for Director's compensation                                             42
                                                                                     -------------
Balance at end of period                                                                  (175,393)
                                                                                     -------------
Accumulated Other Comprehensive Income
--------------------------------------
Balance at beginning of period                                                              40,871
  Net unrealized depreciation in securities
    available-for-sale, net of tax benefit of $1,935                                        (2,483)
                                                                                     -------------
Balance at end of period                                                                    38,388
                                                                                     -------------

Total Stockholders' Equity                                                           $     374,232
                                                                                     =============


See accompanying notes to the consolidated financial statements.

                                               JSB FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ---------------------------------
                                                                                           1999             1998
                                                                                      ---------------------------------
Cash flows from operating activities
------------------------------------
Net income                                                                             $  21,574          $  34,227
Adjustments to reconcile net income to net cash provided by
 operating activities:
Provision for loan losses                                                                     13                 41
Decrease in deferred loan fees and discounts, net                                           (468)              (576)
Accretion of discount less than (in excess of) amortization of
 premium on MBS and CMOs                                                                     109                (47)
Accretion of discount in excess of amortization of premium on debt securities                 (4)               (90)
Depreciation and amortization on premises and equipment                                    1,894              1,544
Mortgage loans originated for sale                                                          (274)            (4,249)
Proceeds from sale of mortgage loans originated for sale                                     370              4,229
Gains on sale of mortgage and other loans                                                     (3)               (45)
Tax benefit for stock plans credited to capital                                            1,226              2,430
(Increase) decrease in interest due and accrued                                              (67)               223
Increase (decrease) in official bank checks outstanding                                    6,180             (2,780)
Other, net                                                                                 1,675              3,685
                                                                                       ---------          ---------
     Net cash provided by operating activities                                            32,225             38,592
                                                                                       ---------          ---------

Net cash flow from investing activities
---------------------------------------
Loans originated:
  Mortgage loans                                                                        (115,180)          (208,769)
  Other loans                                                                             (7,497)           (12,282)
Purchases of CMOs held-to-maturity                                                       (50,244)           (46,701)
Purchases of debt securities held-to-maturity and securities available-for-sale         (305,000)          (279,000)
Principal payments on:
  Mortgage loans                                                                          55,087             68,849
  Other loans                                                                             10,461             12,469
  CMOs                                                                                    34,282             47,686
  MBS                                                                                        774              1,111
Proceeds from maturities of U.S. Government and federal agency securities                335,000            389,000
Proceeds from sale of other loans                                                            138              5,133
Purchases of FHLB-NY stock                                                                (1,911)            (1,277)
Purchases of premises and equipment, net of disposals                                     (1,864)            (2,779)
Net decrease in investment in real estate held-for-sale                                       52              2,128
                                                                                       ---------          ---------
     Net cash used by investing activities                                               (45,902)           (24,432)
                                                                                       ---------          ---------
Net cash flow from financing activities
---------------------------------------
Net decrease in deposits                                                                 (32,122)           (11,590)
Increase in advance payments for real estate taxes and insurance                           6,855             11,406
Proceeds from common stock option exercises                                                1,985              1,531
Cash dividend paid to common stockholders                                                (12,642)           (11,862)
Payments to repurchase common stock                                                      (17,995)           (16,034)
                                                                                       ---------          ---------
     Net cash used by financing activities                                               (53,919)           (26,549)
                                                                                       ---------          ---------
Decrease in cash and cash equivalents                                                    (67,596)           (12,389)
Cash and cash equivalents at beginning of year                                           112,849             74,924
                                                                                       ---------          ---------
Cash and cash equivalents at end of quarter                                            $  45,253          $  62,535
                                                                                       =========          =========

See accompanying notes to the consolidated financial statements.

                       JSB FINANCIAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------
The financial information for JSB Financial, Inc. (the "Company" or "JSB Financial") as consolidated with its wholly owned subsidiary Jamaica Savings Bank FSB (the "Bank") is prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the 1998 Annual Report filed with the Securities and Exchange Commission ("SEC"). The financial information included herein, other than the consolidated statement of financial condition as of December 31, 1998, has been prepared by management without an audit by independent certified public accountants who do not express an opinion thereon. The consolidated statement of financial condition as of December 31, 1998, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim periods. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report to Stockholders for JSB Financial, Inc. for the year ended December 31, 1998 and the Form's 10-Q for the periods ended March 31, 1999 and June 30, 1999.

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

The issuance of Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," delayed the effective date of Statement 133 to all fiscal quarters beginning after June 15, 2000. Earlier application of all provisions of Statement 133 is encouraged, but it is permitted only as of the beginning of a fiscal quarter that begins after the issuance of this Statement. Statement 133 should not be applied retroactively to financial statements of prior periods. Upon implementation of Statement 133, hedging relationships must be designated anew and documented pursuant to the provisions of Statement 133. The Company does not expect the adoption of Statement 133 to have a material affect on its financial condition or results of operations.

3.  Debt and Equity Securities
------------------------------
The following tables set forth information regarding the Company's debt and equity securities as of:

                                                      September 30, 1999                      December 31, 1998
                                                  ---------------------------           ----------------------------

                                                  Amortized        Estimated            Amortized         Estimated
                                                    Cost           Fair Value             Cost            Fair Value
                                                  ---------        ----------           -------           ----------
                                                                           (In Thousands)
Held-to-Maturity
----------------
U.S. Government and federal
 agency securities                                $  80,000        $  79,973            $ 109,996         $ 110,026

CMOs, net                                           111,641          110,795               95,790            95,997

MBS, net                                              1,899            2,013                2,671             2,883
                                                  ---------        ---------            ---------         ---------
Total Securities held-to-maturity                 $ 193,540        $ 192,781            $ 208,457         $ 208,906
                                                  =========        =========            =========         =========


                                                                   Estimated                              Estimated
                                                     Cost          Fair Value              Cost           Fair Value
                                                  ---------        ----------           ---------         ----------
Available-for-Sale                                                         (In Thousands)

Marketable equity securities                      $  10,869        $  79,173            $  10,869         $   83,592
                                                  =========        =========            =========         ==========

4.  Recent Developments
-----------------------
On August 16, 1999, the Company announced that, on that day, it had entered into an Agreement and Plan of Merger ("Merger Agreement") in which the Company will merge with and into North Fork Bancorporation, Inc. ("North Fork"). Under the terms of the Merger Agreement, stockholders of JSB Financial will receive 3.0 shares of North Fork common stock for each share of the Company's common stock. The transaction, which is subject to regulatory and stockholder approvals, is expected to be accounted for as a pooling-of-interests and is expected to close during the first quarter of 2000.

On September 14, 1999, in connection with the pending merger with North Fork, the Company's Board of Directors terminated the Company's eleventh stock repurchase program, which was approved by the Board of Directors on October 13, 1998. Prior to the termination, the Company repurchased 326,600 shares of its common stock during the nine months ended September 30, 1999. Under the eleventh program, 461,700 shares of the 900,000 shares targeted for repurchase had been acquired at an aggregate cost of $25.1 million, or an average price of $54.33 per share through September 14, 1999.

5.  Subsequent Events
---------------------
On October 12, 1999, the Board of Directors declared a $.45 per share cash dividend on the Company's common stock. The dividend is to be paid on November 17, 1999, to stockholders of record on November 3, 1999, and will total approximately $4.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General/Financial Condition
---------------------------
JSB Financial is a Delaware-chartered savings and loan holding company, which owns 100% of the outstanding common stock of Jamaica Savings Bank FSB. The Company's assets, including the assets of the Bank, totaled $1.60 billion at September 30, 1999. In addition to the Company's investment in the Bank, at September 30, 1999, the Company had $11.4 million in money market investments and $20.0 million in short-term federal agency securities.

Planned Acquisition of JSB Financial by North Fork
--------------------------------------------------
On August 16, 1999, the Company announced that, on that day, it had entered into a Merger Agreement with North Fork, a bank holding company and parent of North Fork Bank, a New York State chartered stock commercial bank. The Merger Agreement provides, among other things, that the Company will merge with and into North Fork, with North Fork being the surviving corporation.

Pursuant to the Merger Agreement, each share of the Company's common stock (par value $0.01 per share) issued and outstanding immediately prior to the time at which the merger becomes effective, will be converted into and become the right to receive 3.0 shares of North Fork common stock, par value $2.50 per share. On November 3, 1999, North Fork and the Company filed a preliminary joint proxy/prospectus statement with the SEC, which included a proposal for North Fork's stockholders to vote upon amending North Fork's certificate of incorporation to increase the number of authorized shares of North Fork common stock from 200 million to 500 million and to reduce the par value of North Fork common stock from $2.50 per share to $0.01 per share; the merger is not contingent on the approval of this proposal. Based upon the price of North Fork's stock closing price on August 13, 1999 of $20.44, the total initial value of the merger to JSB stockholders was $61.31. The ultimate value received by JSB Financial stockholders will be based on the future price of North Fork stock at the effective time of the merger.

The merger is expected to be structured as a tax-free reorganization and accounted for under the pooling-of-interests method of accounting. Consummation of the merger is subject to the satisfaction of certain customary conditions, including approval of the Merger Agreement by the stockholders of the Company and North Fork and approval of the appropriate regulatory agencies. The Company expects to mail a joint proxy statement/prospectus regarding the merger to stockholders in December, 1999. Both the Company and North Fork have scheduled a meeting of stockholders to vote upon the merger on January 13, 2000, at 10:00 a.m. It is anticipated that the merger will be completed during the first quarter of 2000.

The Merger Agreement also provides that options to purchase shares of the Company's common stock under the Company's stock option plans that are outstanding at the effective time, shall be converted into options to purchase shares of North Fork Common Stock, in accordance with the procedure set forth in the Merger Agreement.

In connection with the Merger Agreement, the Company granted to North Fork a stock option pursuant to a stock option agreement, that under certain defined circumstances would enable North Fork to purchase up to 19.9% of the Company's issued and outstanding shares of common stock at a price of $58.75 per share.

This option is exercisable upon the occurrence of certain events generally involving a competing transaction with a third party to acquire the Company or a significant amount of its stock or assets. As of the date of this Form 10-Q, the Company knows of no such event that has occurred that would enable North Fork to exercise this option. This option could have the effect of discouraging other companies from offering to acquire the Company. JSB Financial has a right to terminate the agreement should the average closing price of North Fork's shares, over a specified period, decline below a specified price and index, unless North Fork elects to increase the exchange ratio.

On August 30, 1999, North Fork entered into an agreement to purchase Reliance Bancorp, Inc. ("Reliance"), the parent of Reliance Federal Savings Bank, in a common stock transaction valued at approximately $352 million. At September 30, 1999, Reliance reported $2.5 billion in total assets, $1.6 billion in deposits, $171.7 million in stockholders' equity and served customers from twenty-nine branches throughout the New York counties of Suffolk and Nassau, as well as the New York City, New York boroughs of Manhattan and Queens. North Fork plans to close the Reliance transaction, which is to be accounted for as a purchase, prior to the merger between the Company and North Fork. North Fork did not seek or obtain JSB's approval before entering into the merger agreement with Reliance because, in North Fork's judgment, the Reliance merger was desirable in the conduct of its business and would not delay the effective time of the JSB merger or adversely affect the merger consideration to be received by JSB stockholders under the Merger Agreement. JSB retains its rights under the Merger Agreement if it is determined that North Fork was not reasonable in concluding that the Reliance merger would not delay the effective time of the JSB merger or adversely affect the merger consideration to be received by JSB stockholders. North Fork management believes that the Reliance acquisition will be immediately accretive to earnings and is in the best interest of North Fork and JSB Financial stockholders.

Asset Quality
-------------
The Bank's non-performing assets may include: (1) loans which are 90 days or more in arrears; (2) loans which have been placed on non-accrual status; (3) ORE; and (4) any other investments on which the collection of contractual principal and interest is questionable. At September 30, 1999, the Bank's non-performing assets, which totaled $708,000, included: non-performing loans of $307,000 and ORE of $401,000. The ratio of non-performing assets to total assets was .04% at both September 30, 1999 and December 31, 1998, respectively. The ratio of non-performing loans to total loans was .02% and .04% at September 30, 1999 and December 31, 1998, respectively, which are well below industry averages. (See Non-performing/Non-accrual Table, herein.)

Year 2000 Issues
----------------
The  Company is  continuing  with its plans to address  the  possible  exposures related to the impact on its computer systems of the year 2000 ("Y2K") irrespective of the Merger Agreement with North Fork. The following discussion and tables contain certain forward-looking information with respect to management's expectations for implementation and compliance with year 2000 issues and requirements, as they pertain to the Company, without considering any impact that the merger could have on the Company once completed. Management has inventoried and analyzed the internal and outsourced computer hardware, operating systems and applications, including both information technology systems and non-information technology systems, such as telephone systems, air conditioning, electrical, etc. The actual readiness of these systems may differ materially from what is presented below. Factors that may cause differences between anticipated Y2K readiness and actual Y2K readiness include failure of outside vendors to provide upgrades on a timely basis, and/or failure of the Bank's hardware, operating systems and applications to meet Y2K readiness requirements as planned. In addition, the actions of depositors and borrowers in anticipation of Y2K complications may adversely impact the Company, regardless of the Company's actual state of Y2K readiness.

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

The Company has completed the required upgrades and testing pursuant to its Y2K project. However, given the broad spectrum of potential Y2K problems, including the ultimate state of readiness of the Company's local utilities and other third parties, including governmental and quasi-governmental agencies on which the Company relies, an amount of uncertainty remains with respect to the actual affect of Y2K. Like all other financial institutions, a failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations and financial condition. In addition, the long term effect of poorly managing Y2K problems that may arise, or failure of critical computer systems to be Y2K compliant could result in a decline in business, depositors and confidence in the Company. The Company's Y2K project was designed and has significantly reduced the Company's level of uncertainty about internal and external Y2K implications.

As of September 30, 1999, the Company had renovated and tested all of its critical computer systems. The following table presents the Company's Y2K contingency plan for the Bank's systems which are identified as critical, should they fail to meet Y2K compliance deadlines, or ultimately fail to be Y2K compliant in the future.


System                    Contingency Plan
------                    ----------------
Relational Data Base*     No contingency  plan is considered  necessary
Local Area Network        No contingency plan is considered necessary
Accounting system         Use system in prior date mode
Check Processing          Manual processing
ATMs                      Customers to use branches
NYCE                      Customers to use the Bank's ATM's or branches

*  The system, by design, was Y2K compliant.

Loan Delinquency Table
----------------------

At September 30, 1999 and December 31, 1998, delinquencies in the loan portfolios were as follows:

                                                            61-90 Days                               90 Days and Over
                                                            ----------                               ----------------
                                                     Number        Principal                     Number       Principal
                                                      of            balance                       of           balance
                                                     loans          of loans                     loans        of loans
                                                     -----          --------                     -----        --------
                                                                           (Dollars in Thousands)

At September 30, 1999:
----------------------
  Delinquent loans:
     Guaranteed(1)                                       8           $  225                      12           $    261
     Non-guaranteed                                      9               22                       4                 46
                                                        --           ------                      --           --------
                                                        17           $  247                      16           $    307
                                                        ==           ======                      ==           ========
Ratio of delinquent loans
 to total loans                                               .02%                                     .02%

At December 31, 1998:
---------------------
  Delinquent loans
     Guaranteed(1)                                      11           $  212                      10           $    233
     Non-guaranteed                                      5               63                       5                216
                                                        --           ------                      --           --------
                                                        16           $  275                      15           $    449
                                                        ==           ======                      ==           ========
Ratio of delinquent loans
 to total loans                                               .02%                                     .04%

(1) Includes loans which are guaranteed by the Federal Housing Administration ("FHA"), Veterans Administration ("VA") or New York State Higher Education Services Corporation.

Non-performing/Non-accrual Table
--------------------------------

The following table sets forth information regarding non-accrual loans and loans which were delinquent 90 days or more on which the Bank was accruing interest at the dates indicated:

                                                                       September 30,             December 31,
                                                                           1999                       1998
                                                                       -------------             ------------
                                                                                   (In Thousands)
Mortgage loans:
---------------
Non-accrual loans                                                        $        -                $      213
Accruing loans 90 or more days overdue (1)                                      261                       233
                                                                         ----------                ----------
     Total                                                                      261                       446
                                                                         ----------                ----------

Other loans: (2)
----------------
 Accruing loans 90 or more days overdue:
   Consumer loans                                                                46                         3
                                                                         ----------                ----------
     Total                                                                       46                         3
                                                                         ----------                ----------

Total non-performing loans:
   Non-accrual                                                                    -                       213
   Accruing loans 90 days or more overdue                                       307                       236
                                                                         ----------                ----------
     Total                                                               $      307                $      449
                                                                         ==========                ==========


Non-accrual loans to total loans                                                  -%                      .02%

Accruing loans 90 or more days overdue to total loans                           .02                       .02

Non-performing loans to total loans                                             .02                       .04

(1) Represents only seasoned FHA and VA loans, which are guaranteed. Management does not believe that these loans, including those in arrears, present any significant collection risk to the Bank.

(2) There were no non-accrual loans in the other loans portfolio at September 30, 1999 or December 31, 1998.


Information regarding impaired loans at or for the year to date periods indicated is as follows:

                                                                       September 30,    September 30,    December 31,
                                                                          1999              1998            1998
                                                                       -------------    -------------    ------------
                                                                                     (Dollars in Thousands)
Impaired loans
--------------
Number of loans                                                              -                 1               1
Balance of impaired loans                                                $   -            $  213          $  213
Average balance for the year to date period ended                          213             6,891           5,491
Interest income recorded for the year to date periods ended                  -               387             397
Unrecorded interest on impaired loans                                       13                 9             509


There were no loans included in the above table that were modified in a trouble debt restructure ("TDRs"). TDRs other than those classified as impaired and/or non-accrual loans, were $553,000 and $1,842,000 at September 30, 1999 and December 31, 1998, respectively. Interest forfeited attributable to these loans was $18,000 and 52,000 for the nine months ended September 30, 1999 and 1998, respectively.

Loan Loss Activity Table
------------------------

Activity in the allowance for loan losses for the mortgage loan portfolio and the other loan portfolio are summarized for the nine months ended September 30, 1999 and the year ended December 31, 1998, as follows:


                                                                       September 30,                   December 31,
                                                                           1999                           1998
                                                                       -------------                   ------------
                                                                                   (Dollars in Thousands)

Mortgage Portfolio Loan Loss Allowance:
---------------------------------------
Balance at beginning of period                                          $  5,741                          $  5,741
Provision for  loan losses                                                     -                                 -
Loans charged off                                                             (9)                                -
Recoveries of loans previously charged off                                     -                                 -
                                                                        --------                          --------
Balance at end of period                                                $  5,732                          $  5,741
                                                                        ========                          ========


Ratios for Mortgage Portfolio:
------------------------------
Net charge-offs to average mortgages                                           -%*                               -%
Allowance for  loan losses to net mortgage loans                             .47                               .50
Allowance for  loan losses to  mortgage loans
 delinquent 90 days or more                                                21.96x                            12.87x


Other Loan Portfolio Loss Allowance:
------------------------------------
Balance at beginning of period                                          $    183                          $    139
Provision for  loan losses                                                    13                                51
Loans charged off                                                            (13)                              (25)
Recoveries of loans previously charged off                                    22                                18
                                                                        --------                          --------
Balance at end of period                                                $    205                          $    183
                                                                        ========                          ========

Ratios for Other Loan Portfolio:
--------------------------------
Net (recoveries) charge-offs to average other loans                         (.05)%                             .03%
Allowance for  loan losses to net other loans                               1.04                               .80
Allowance for  loan losses to other loans
 delinquent 90 days or more                                                 4.56x                            61.00x


* Is less than .01%.

Liquidity and Capital Resources
-------------------------------
The Company's funds are primarily obtained through dividends paid by the Bank. The Bank's primary source of funds is deposits. Cash flow is provided from maturities of and interest payments on debt securities, principal and interest payments on mortgage loans, CMOs and other loans. In accordance with the Company's policy, there were no sales of investments designated as held-to-maturity during the periods presented. Overall liquidity is affected by the Company's operating, financing and investing activities, as well as the interest rate environment, economic conditions and competition.

The Company's overall asset/liability structure and level of non-performing assets affects interest rate spreads and margins, which are considered key measures of the Company's financial performance. As deposits continue to decrease and migrate into higher cost term accounts, interest rate spreads and margins are likely to decline. At the present time, the Bank does not expect to take additional advances available from the FHLB-NY.

During the nine months ended September 30, 1999, the $305.0 million of purchases of U.S. Government and federal agency securities represented the most significant use of funds for investing activities. Mortgage originations for the portfolio, substantially all of which were at fixed rates, for the nine months ended September 30, 1999 were $115.2 million, compared to $208.8 million for the nine months ended September 30, 1998. The decrease in mortgage origination activity is attributed to the increase in market interest rates. CMO purchases for the nine months ended September 30, 1999 were $50.2 million, compared to $46.7 for the nine months ended September 30, 1998. During the first nine months of 1999, maturities of U.S. Government and federal agency securities generated $335.0 million, the most significant cash inflow from investing activities, followed by principal payments on mortgage loans and CMOs of $55.1 million and $34.3 million, respectively. The $18.0 million cost of repurchasing the Company's common stock represents the most significant use of funds in financing activities for the first nine months of 1999. The increase in dividend payments reflects the increase in dividends paid per share to $1.35 for the nine months ended September 30, 1999, compared to $1.20 per share for the nine months ended September 30, 1998.

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

The Bank aims to influence deposit levels and composition through its interest rate structure. Management believes that the relatively low level of interest rates and the strong performance and growth of the capital markets continues to impact deposit runoff. Management decided to allow deposits to decline, rather than offer rates that would result in lowering net income or necessitate modifying the Bank's existing investment structure and credit quality standards. Rates offered on the Bank's deposit accounts are competitive with those rates offered by other financial institutions in its market area. Historically the highest percentage of the Bank's deposits have been in passbook accounts; however, deposits have continued to migrate from passbook accounts to certificate of deposit accounts ("CDs"). At September 30, 1999, deposits were comprised as follows: passbook accounts 45.8%, CDs 39.2%, money market accounts 6.5%, non-interest bearing checking accounts 3.4%, negotiable order of withdrawal ("NOW") accounts 3.1% and lease security accounts 2.0%. While the Company cannot predict the future direction of deposits, management expects the current trend to continue, provided that, among other factors, interest rates remain low.

The net decrease in deposits of $32.1 million to $1.092 billion at September 30, 1999, from $1.124 billion at December 31, 1998, reflected decreases of $22.0 million in passbook accounts, $10.0 million in non-interest bearing checking accounts, $5.8 million in CDs and $3.3 million in NOW accounts, partially offset by increases in money market accounts and lease security accounts of $8.0 million and $911,000, respectively.

On July 20, 1999, the Company's Board of Directors declared a cash dividend of $.45 per share to stockholders of record on August 4, 1999. The dividend payment, which totaled $4.2 million, was made on August 18, 1999.

On September 14, 1999, in connection with the pending merger with North Fork, the Company's Board of Directors terminated the Company's eleventh stock repurchase program, which began on October 16, 1998. (See Note 4 to the Consolidated Financial Statements, Page 8, herein.)



Regulations
-----------
As a condition of deposit account insurance, Office of Thrift Supervision ("OTS") regulations require that the Bank calculate three regulatory net worth requirements on a quarterly basis, and satisfy each requirement at the calculation date and throughout the ensuing quarter. The three requirements are: a tangible capital ratio of 1.50%, a leverage ratio (or "core capital") of 3.00% (4.00% pursuant to the OTS Prompt Corrective Action Regulations), and a risk-based assets capital ratio of 8.00%. The Bank's capital ratios at September 30, 1999 were as follows:

                                                                Percentage                   Dollars
                                                                ----------                   -------
                                                                                         (In Thousands)


      TANGIBLE CAPITAL
        Required                                                     1.50%                  $ 22,722
        Actual                                                      19.85                    300,712
                                                                    -----                   --------
         Excess                                                     18.35%                  $277,990
                                                                    =====                   ========

      CORE CAPITAL
        Required                                                     3.00%                  $ 45,444
        Actual                                                      19.85                    300,712
                                                                    -----                   --------
         Excess                                                     16.85%                  $255,268
                                                                    =====                   ========

      RISK BASED CAPITAL
        Required                                                     8.00%                  $102,398
        Actual                                                      25.44                    325,690
                                                                   ------                   --------
         Excess                                                    17.44%                   $223,292
                                                                   ======                   ========


Comparison of Operating Results for the Three Months Ended
 September 30, 1999  and 1998
--------------------------------------------------------------------------------

Net income for the three months ended September 30, 1999, was $7.2 million, or $.78 per basic share ($.76 per diluted share), compared with $11.4 million, or $1.16 per basic share ($1.13 per diluted share) for the three months ended September 30, 1998. Earnings for the three months ended September 30, 1998 were improved by significant non-recurring items (discussed below), which increased net income for the three months ended September 30, 1998 by $4.4 million. Excluding the effect of these items, net income for the three months ended September 30, 1998 would have been $7.0 million, or $.72 per basic share ($.70 per diluted share).

Net interest income for the three months ended September 30, 1999, was $18.1 million, compared to $17.9 million for the three months ended September 30, 1998. This increase reflects a $474,000 decrease in interest expense, partially offset by a $233,000 decrease in interest income. Comparing the quarter ended September 30, 1999 to the quarter ended September 30, 1998, the annualized yield on interest earning assets decreased to 7.40%, from 7.60%; average interest earning assets increased by $27.8 million; the cost of funds decreased to 3.33% from 3.59%. These changes resulted in a modest increase in the interest rate spread to 4.07% for the current quarter, from 4.01% for the quarter ended September 30, 1998, while the net interest margin decreased to 4.90% from 4.93%, for the same periods, respectively.

Income earned on mortgage loans increased by 4.2%, to $23.1 million for the three months ended September 30, 1999, compared to $22.2 million for the quarter ended September 30, 1998. The net increase reflects continued growth in the mortgage loan portfolio, partially offset by a decrease in the mortgage portfolio yield to 7.83% for the quarter ended September 30, 1999, from 8.08% for the same quarter a year ago.

For the three months ended September 30, 1999, income from debt and equity securities, decreased by $1.1 million, or 42.4%, to $1.4 million from $2.5 million for the three months ended September 30, 1998. This decrease resulted from a decline in the average investment in U.S. Government and federal agency securities and other investments of $66.0 million, or 39.8%, to $99.6 million, compared to $165.6 million for the three months ended September 30, 1998. The annualized yield on the debt and equity securities portfolio decreased to 5.82% for the three months ended September 30, 1999 from 6.07% for the three months ended September 30, 1998. The debt and equity securities portfolio activity for the current period included purchases of $80.0 million and maturities of $100.0 million, compared with purchases of $125.0 million and maturities of $119.0 million for the quarter ended September 30, 1998.

For the quarter ended September 30, 1999, income on CMOs remained stable at $1.7 million, increasing by $19,000, compared to the quarter ended September 30, 1998. The annualized yield on the CMO portfolio decreased to 5.71% for the three months ended September 30, 1999, from 6.12% for the three months ended September 30, 1998. During the third quarter of 1999, the Bank received principal payments of $7.6 million on CMOs, compared with principal payments of $121.1 million for the quarter ended September 30, 1998. There were no CMO purchases during the quarter ended September 30, 1999, compared to purchases of $11.7 million for the quarter ended September 30, 1998. Income on MBS declined by $26,000 to $49,000 for the quarter ended September 30, 1999, from income of $75,000 for the quarter ended September 30, 1998, reflecting the amortizing portfolio.

Income on federal funds sold remained flat, increasing by $3,000, to $776,000 for the quarter ended September 30, 1999, from $773,000 for the quarter ended September 30, 1998. This minimal increase resulted from an increase in the average investment in federal funds of $6.0 million to $61.1 million for the current period, compared with $55.1 million for the quarter ended September 30, 1998; partially offset by a decrease in the annualized yield on federal funds sold to 5.08% for the current quarter, compared to 5.61% for the quarter ended September 30, 1998.

Interest expense on deposits decreased by $1.2 million to $8.5 million for the quarter ended September 30, 1999, compared to $9.7 million for the quarter ended September 30, 1998. Average interest bearing deposits decreased by $19.6 million, to $1.062 billion for the three months ended September 30, 1999, compared to $1.081 billion for the three months ended September 30, 1998. Further, the cost of interest bearing deposits decreased to 3.21% from 3.59% for the comparative quarter in 1998.

The Bank has a $50.0 million advance from the FHLB-NY at a fixed rate of 5.62%. Interest expense on this advance for the third quarter of 1999 totaled $709,000. The Bank did not have any borrowed funds during the third quarter of 1998.

The provision for loan losses for the quarter ended September 30, 1999 was $1,000, compared to $13,000 for the quarter ended September 30, 1998, comprised entirely of provisions against the other loan portfolio. Based on management's internal loan review analysis, no adjustments have been made to the mortgage allowance since January of 1998. During the third quarter of 1999, management discontinued provisions to the other loan portfolio allowance. Management will continue to monitor performance and credit risk of the loan portfolios and, as a result, may adjust allowances accordingly in the future.

Total non-interest income for the three months ended September 30, 1999, decreased by $2.1 million, to $1.4 million from $3.5 million for the three months ended September 30, 1998. Non-interest income for the 1998 period includes the impact of significant non-recurring items. Miscellaneous income decreased by $1.4 million, as the 1998 quarter included a $963,000 pre-tax gain on the sale of two of the Bank's subsidiary corporations and $494,000 of income recognized in connection with refunds of prior years taxes and medical premiums. In addition, during the third quarter of 1999, loan fees and service charges decreased, as the Company experienced a $636,000 decrease in mortgage loan prepayment penalties.

Non-interest expense decreased by $288,000 or 4.0%, to $6.9 million for the quarter ended September 30, 1999, compared to $7.2 million for the quarter ended September 30, 1998. This decrease is primarily the result of the $273,000 decline in compensation and benefits, reflecting a $228,000 decrease in salary expense and a $71,000 increase in income recognized on excess pension fund assets, partially offset by an increase in medical insurance premiums.

The provision for income taxes increased by $2.6 million, or 92.2%, to $5.4 million for the three months ended September 30, 1999, from $2.8 million for the three months ended September 30, 1998. This increase reflects an increase in the Company's effective tax rate to 43.0% for the quarter ended September 30, 1999, compared to 19.9% for the quarter ended September 30, 1998. During the three months ended September 30, 1998, the Company realized $3.2 million in tax benefits in connection with the realignment of an operating subsidiary, which were not realized during the third quarter of 1999, as the subsidiary had been liquidated during the first quarter of 1999.

Comparison of Operating Results for the Nine Months Ended
 September 30, 1999 and 1998
--------------------------------------------------------------------------------

Net income for the nine months ended September 30, 1999, was $21.6 million, or $2.32 per basic share ($2.27 per diluted share), compared with $34.2 million, or $3.47 per basic share ($3.37 per diluted share) for the nine months ended September 30, 1998. Earnings for the nine months ended September 30, 1998 were improved by significant non-recurring items (discussed below), which increased net income for the nine months ended September 30, 1998 by $12.1 million. Excluding the effect of these items, net income for the nine months ended
September 30, 1998, would have been $22.1 million, or $2.24 per basic share ($2.18 per diluted share).

Net interest income for the nine months ended September 30, 1999, was $54.5 million, compared to $54.2 million for the nine months ended September 30, 1998. The increase in net interest income reflects a $1.1 million decrease in interest expense, partially offset by a $756,000 decrease in interest income. Comparing the nine months ended September 30, 1999 to the nine months ended September 30, 1998, the annualized yield on interest earning assets decreased to 7.38%, compared to 7.64%. Average interest earning assets increased by $39.1 million, while the cost of funds decreased to 3.33% from 3.57%. Average interest bearing deposits were $1.070 billion for the nine months ended September 30, 1999 compared to $1.085 billion for the nine months ended September 30, 1998. For the year to date period ended September 30, 1999, the interest rate spread decreased to 4.05%, compared to 4.07% for the nine month period ended September 30, 1998 and the net interest margin decreased to 4.88% compared to 4.98%, for the nine months ended September 30, 1999 and September 30, 1998, respectively.

Income earned on mortgage loans increased by $4.3 million, or 6.7%, to $68.8 million for the nine months ended September 30, 1999, compared to $64.5 million for the nine months ended September 30, 1998, reflecting continued growth in the mortgage loan portfolio. This increase was partially offset by a decrease in the mortgage portfolio yield to 7.90% for the nine months ended September 30, 1999, from 8.25% for the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, income on debt and equity securities decreased by $4.0 million, or 43.0%, to $5.2 million from $9.2 million for the nine months ended September 30, 1998. This decrease resulted from the decline in the average investment in U.S. Government and federal agency securities and other investments of $71.8 million, or 36.1%, to $127.1 million for the nine months ended September 30, 1999, compared to $198.9 million for the nine months ended September 30, 1998. The annualized yield on the debt and equity security portfolio decreased to 5.50% from 6.16% for the comparative nine month periods. The debt and equity securities portfolio activity for the current period included purchases of $305.0 million and maturities of $335.0 million, compared with purchases of $279.0 million and maturities of $389.0 million for the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, income on CMOs increased by $135,000, or 2.9%, to $4.8 million, with an annualized yield of 5.72%, from income of $4.7 million with an annualized yield of 6.15% for the nine months ended September 30, 1998. This increase is reflective of the increase in the average investment in the CMO portfolio of $10.9 million, or 10.7% for the comparative nine month period. During the nine months ended September 30, 1999, the Bank received principal payments of $34.3 million on CMOs, compared with $47.7 million for the nine months ended September 30, 1998. CMO purchases during the first nine months of 1999 totaled $50.2 million, compared to $46.7 million for the first nine months of 1998. Income on MBS declined by $92,000 to $160,000 for the nine months ended September 30, 1999, from income of $252,000 for the nine months ended September 30, 1998, reflecting the amortizing portfolio.

Income on federal funds decreased by $790,000, or 25.1%, to $2.4 million for the nine months ended September 30, 1999, from $3.2 million for the nine months ended September 30, 1998. This decrease resulted from a decrease in the average investment in federal funds of $11.4 million, or 14.9%, to $65.6 million for the current period, compared with $77.0 million for the nine months ended September 30, 1998. The annualized yield on federal funds sold decreased to 4.80% for the current nine month period, compared to 5.45% for the nine month period ended September 30, 1998.

Interest expense on deposits decreased by $3.2 million, or 11.1%, to $25.9 million for the nine months ended September 30, 1999, compared to $29.1 million for the nine months ended September 30, 1998. Average interest bearing deposits decreased by $15.7 million, or 1.4%, to $1.070 billion for the nine months ended September 30, 1999, compared to $1.085 billion for the nine months ended
September 30, 1998, and the average rate paid on interest bearing deposits decreased to 3.23% for the nine months ended September 30, 1999 from 3.57% for the comparative nine month periods.

Interest expense on the $50.0 million FHLB-NY advance for the nine months ended September 30, 1999 was $2.1 million, reflecting interest at the fixed rate of 5.62%. The Bank did not have any borrowed funds during the nine months ended September 30, 1998.

The provision for loan losses for the nine months ended September 30, 1999 was $13,000, compared to $41,000 for the nine months ended September 30, 1998, comprised entirely of provisions against the other loan portfolio. Based on management's internal loan review analysis, no adjustments to the mortgage allowance were made during the first nine months of 1999 or during calendar 1998. During the third quarter of 1999, management discontinued provisions to the other loan portfolio allowance. Management will continue to monitor the performance and credit risk of the loan portfolios and may adjust future loan loss provisions accordingly.

Total non-interest income for the nine months ended September 30, 1999, decreased by $6.5 million, to $4.5 million, from $11.0 million for the nine months ended September 30, 1998. Non-interest income for the 1998 period included significant non-recurring items, including income related to the final settlement on a $12.8 million non-performing mortgage loan, whereby all contractual principal, interest, legal and other fees were received, resulting in additional pre-tax income of 4.3 million. The decrease in loan fees and service charges for the comparative periods primarily reflects the $1.1 million decline in prepayment penalties received by the Company on mortgage loan prepayment penalties. Real estate operations increased by $936,000, primarily related to gains realized on the sale of condominium apartments owned by a real estate subsidiary. Miscellaneous income for the first nine months of 1998 included a $963,000 pre-tax gain on the sale of two of the Bank's subsidiary corporations, $494,000 in refunds for prior years property taxes and medical premiums and $64,000 of profits realized on the sale of the student loan portfolio.

Non-interest expense increased by $357,000, or 1.7%, to $21.2 million for the nine months ended September 30, 1999, compared to $20.8 million for the nine months ended September 30, 1998. The $236,000 increase in occupancy and equipment expense primarily reflects increases in computer related expenses in connection with newer equipment. The $134,000 increase in other general and administrative expense primarily reflects an increase in professional fees, primarily related to the Company's strategic analysis and planning.

The provision for income taxes increased by $6.2 million, or 61.7%, to $16.2 million for the nine months ended September 30, 1999, from $10.0 million for the nine months ended September 30, 1998. This increase reflects an increase in the Company's effective tax rate to 42.9% for the nine months ended September 30, 1999, from 22.7% for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company realized $8.2 million in tax benefits in connection with an operating subsidiary, which were not realized during the nine months ended September 30, 1999, as the subsidiary had been liquidated during the first quarter of 1999.

New Legislation
---------------
The House of Representatives and the Senate have passed, and the President is expected to approve, legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. Generally, such legislation would (1) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broaden the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provide an enhanced framework for protecting the privacy of consumer's information, (5) modify the laws governing the implementation of the Community Reinvestment Act,

(6) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions and (7) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system. The pending legislation would restrict certain of the powers that unitary savings and loan association holding companies currently have, with an exception for any company, such as JSB Financial, that became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999. The proposed legislation would also prohibit non-financial companies from acquiring unitary savings and loan association holding companies. The Company does not believe that the proposed legislation would have a material adverse affect on its financial condition or results of operations. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions offering a wider variety of financial services that can aggressively compete in the markets the Company currently serves.


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

The following table sets forth, as of September 30, 1999, repricing information on earning assets and interest bearing liabilities. The data reflects estimated principal amortization and prepayments on mortgage loans based on historical performance. Approximate prepayment rate assumptions for fixed rate one-to four-family mortgage loans and MBS are based upon the remaining term to contractual maturity as follows: (a) 26% if less than six months; (b) 11% if six months to one year, three to five years and for five to ten years; (c) 8% if one to three years; (d) 9% if ten to twenty years; and (e) 17% if beyond 20 years. Adjustable-rate mortgages are assumed to prepay at 15% and second mortgages at 18%. All other fixed rate first mortgage loans are assumed to prepay at 3%. All deposit accounts, which are subject to immediate withdrawal/repricing, except CDs, are assumed to reprice in the earliest period presented. Marketable equity securities and other investments which do not have a fixed maturity date or a stated yield, are reflected as repricing in the more than five years category. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. While management regularly reviews the Company's gap analysis, the gap is considered an analytical tool, which has limited value.

                                                                      At September 30, 1999
                                  -------------------------------------------------------------------------------------
                                               More Than   More Than   More Than    More Than
                                     1 Year    1 Year to   2 Years to  3 Years to   4 Years to    More Than
                                     or Less    2 Years     3 Years     4 Years      5 Years       5 Years        Total
                                  -------------------------------------------------------------------------------------

                                                                    (Dollars in Thousands)
Interest earning assets:
  Mortgage loans, net1            $  48,054  $  57,276   $  86,145    $  79,017   $  88,515    $  853,902    $1,212,909

  U.S. Government and federal
   agency securities, net            80,000          -           -            -           -             -        80,000

  Marketable equity securities
    and other investments, net2           -          -           -            -           -        90,006        90,006

  CMOs, net                               -          -           -            -       3,730       107,911       111,641

  MBS, net                                8        217           -            -           -         1,674         1,899

  Other loans, net1                   8,289      1,082       1,529        1,242         998         6,696        19,836

  Federal funds sold                 32,500          -           -            -           -             -        32,500
                                  ---------  ---------   ---------    ---------   ---------    ----------    ----------

Total interest earning assets       168,851     58,575      87,674       80,259      93,243     1,060,189     1,548,791
                                  ---------  ---------   ---------    ---------   ---------    ----------    ----------

Interest bearing deposit accounts:
  Passbook                          500,661          -           -            -           -             -       500,661

  Lease security accounts            21,942          -           -            -           -             -        21,942

  CDs                               359,380     36,857      12,555        9,082       9,929             -       427,803

  Money market accounts              70,775          -           -            -           -             -        70,775

  NOW accounts                       33,722          -           -            -           -             -        33,722

  FHLB-NY advances                        -          -           -            -           -        50,000        50,000
                                  ---------  ---------   ---------    ---------   ---------    ----------    ----------
Total interest bearing liabilities  986,480     36,857      12,555        9,082       9,929        50,000     1,104,903
                                  ---------  ---------   ---------    ---------   ---------    ----------    ----------
Interest sensitivity gap
 per period                       $(817,629) $  21,718   $  75,119    $  71,177   $  83,314    $1,010,189    $  443,888
                                  =========  =========   =========    =========   =========    ==========    ==========
Cumulative interest
 sensitivity gap                  $(817,629) $(795,911)  $(720,792)   $(649,615)  $(566,301)   $  443,888    $        -
                                  =========  =========   =========    =========   =========    ==========    ==========

Percentage of gap per period
 to total assets                    (51.24%)      1.36%       4.71%        4.46%       5.22%        63.30%
                                  =========  ==========  ==========   ==========  ==========   ===========

Percentage of cumulative gap
 to total assets                    (51.24%)    (49.88%)    (45.17%)     (40.71%)    (35.49%)       27.81%
                                  =========  ==========  ==========   ==========  ==========   ===========

N/A - Does not apply, as none of the securities in the marketable equity securities portfolio carry a stated rate of return.

1. Balance includes non-performing loans, as amount is immaterial and is not reduced for the allowance for loan losses
2. Securities available-for-sale are shown including the market value appreciation of $68.3 million, before tax.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based upon data submitted on the Bank's quarterly Thrift Financial Reports, which does not include the assets, liabilities or off-balance sheet contracts of the Company, the OTS produces a similar analysis using its own model and assumptions. Due to differences in assumptions applied in the Bank's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates, the results of the OTS model may vary from the Bank's internal model. For purposes of the NPV table, the Company applied prepayment speeds similar to those used in the Gap table. Reinvestment rates applied were rates offered for similar products at the time the NPV was calculated. The discount rates applied for CDs and borrowings were based on rates that approximate the rates offered by the Bank for deposits and borrowings of similar remaining maturities. The following table sets forth the Company's NPV as of September 30, 1999, as calculated by the Company.


                                     Net Portfolio Value                 Portfolio Value of Assets
Rate Changes in            --------------------------------------        -------------------------
Basis Points               Dollar         Dollar          Percent            NPV           Percent
(Rate Shock)               Amount         Change           Change           Ratio          Change1
------------               ------         ------           ------           -----          -------
                                     (Dollars in Thousands)

   +200                    $336,646      $(77,485)        (18.71)%          21.78%        (5.43)%
   +100                     374,667       (39,464)         (9.53)           23.58         (2.78)
      0                     414,131             -              -            25.34             -
   -100                     459,441        45,310          10.94            27.25          3.18
   -200                     520,042       105,911          25.57            29.64          7.35

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

ITEM 3.  Defaults upon Senior Securities                                                             (Not Applicable)

ITEM 4.  Submission of Matters to a Vote of Security Holders                                         (Not Applicable)

ITEM 5.  Other information                                                                           (Not Applicable)

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
         (a)  Exhibits

              3.01  Articles of Incorporation                 (1)
              3.02  By-laws                                   (2)
             11.00  Computation of Earnings Per Share                                                        27
             27.00  Financial Data Schedule for the Nine Months Ended September 30, 1999                     28


         (b)  Reports on Form 8-K

         On August 16, 1999, the Company filed with the SEC, a Current Report on
         Form 8-K,  which  contained the press release  announcing the Company's
         Agreement and Plan of Merger by and between North Fork and the Company.
         On August 31, 1999, the Company filed a Current Report on Form 8-K/A with the SEC.

         On October 27, 1999, the Company filed with the SEC, a Current Report on Form 8-K, which contained the press release announcing the Company's earnings for the three and nine months ended September 30, 1999 and the date for the special meeting of stockholders to vote upon the merger with North Fork.



(1)      Incorporated herein by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-33821.

(2)      Incorporated  herein by reference  to Exhibits  filed with the Form 10-K for the
          Year Ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on the Form 10-Q for the quarter ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.





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



DATE:  November 9, 1999                       /s/  Park T. Adikes
       ----------------                            --------------
                                                   Park T. Adikes
                                                   Chairman of the Board and
                                                   Chief Executive Officer



DATE:  November 9, 1999                       /s/  Thomas R. Lehmann
       ----------------                            -----------------
                                                   Thomas R. Lehmann
                                                   Chief Financial Officer
                                                   Executive Vice President
                                                  (Principal Accounting Officer)



                                  Exhibit Index



Exhibit No.                Identification of Exhibit
-----------                -------------------------

   11.00                   Statement Re:  Computation of Earnings Per Share

   27.00                   Financial Data Schedule for the Nine Months Ended September 30, 1999

